Form 10-Q
period 2024-03-31
Fifth District Bancorp, Inc.
filed 2024-06-24
CIK 2012726

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                         to

Commission File No. 333-277776

Fifth District Bancorp, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	99-1897673
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4000 General DeGaulle Drive, New Orleans, Louisiana	70114
(Address of Principal Executive Offices)	(Zip Code)

(504) 362-7544

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of Each Exchange on Which Registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

No shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding as of June 21, 2024.

Fifth District Bancorp, Inc.

Form 10-Q

i

EXPLANATORY NOTE

Fifth District Bancorp, Inc. (the “Company,” “we” or “us”) was incorporated on February 15, 2024, to serve as the savings and loan holding company for Fifth District Savings Bank (“Fifth District” or the “Bank”) upon the consummation of the Bank’s conversion from the mutual form of organization to the stock form of organization. As of March 31, 2024, the conversion had not yet been consummated and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the financial statements, related notes, and other financial information included in this report relate primarily to the Bank.

The unaudited financial statements and other financial information contained in this report should be read in conjunction with the audited financial statements, and related notes, of the Bank as of and for each of the years ended December 31, 2023 and 2022, contained in the Company’s definitive prospectus dated May 10, 2024, as filed with the Securities and Exchange Commission on May 20, 2024.

Part I. – Financial Information

Item 1.Financial Statements

FIFTH DISTRICT SAVINGS BANK

Balance Sheets

(in thousands, except per share amounts)

	March 31,	December 31,
	2024	2023
	(Unaudited)	(Audited)
Assets
Cash and Due from Banks	$4,465	$4,587
Interest-Bearing Deposits at Other Financial Institutions	32,160	14,719
Total Cash and Cash Equivalents	36,625	19,306

Investment Securities Available-for-Sale, at Fair Value	53,774	67,901
Restricted Stock	888	881
Loans Receivable, Net of Unearned Income	368,102	367,840
Allowance for Credit Losses	(2,699)	(2,802)
Loans Receivable, Net	365,403	365,038
Bank Owned Life Insurance	10,415	10,332
Premises and Equipment, Net	12,654	12,475
Accrued Interest Receivable	1,922	1,757
Real Estate Owned	42	42
Deferred Tax Asset, Net	1,983	2,063
Other Assets	1,959	1,002

Total Assets	$485,665	$480,797

Liabilities and Equity Capital
Liabilities
Deposits
Interest-Bearing	$399,589	389,207
Noninterest-Bearing	797	796
Advances from Borrowers for Taxes, Insurance, and Repairs	3,378	4,352
Short-Term Federal Home Loan Bank Advances	—	4,000
Other Liabilities	4,934	4,644

Total Liabilities	408,698	402,999

Equity Capital
Retained Earnings	83,639	84,771
Accumulated Other Comprehensive Loss	(6,672)	(6,973)

Total Equity Capital	76,967	77,798

Total Liabilities and Equity Capital	$485,665	$480,797

The accompanying notes are an integral part of these financial statements.

FIFTH DISTRICT SAVINGS BANK

Statements of Operations (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Interest and Dividend Income
Loans, Including Fees	$3,702	$3,346
Investment Securities	396	416
Other Interest-Earning Assets	202	173

Total Interest and Dividend Income	4,300	3,935

Interest Expense
Deposits	2,247	1,097
Short-Term Federal Home Loan Bank Advances	5	—

Total Interest Expense	2,252	1,097

Net Interest Income	2,048	2,838

Recovery of Credit Losses on Loans	(100)	—

Net Interest Income After Recovery of Credit Losses	2,148	2,838

Non-Interest Income
Deposit Service Charges and Fees	54	51
ATM and Check Card Fees	97	103
Bank Owned Life Insurance	83	61
Loss on Investments Securities	(1,144)	—
Other	13	14

Total Non-Interest Income (Loss)	(897)	229

Non-Interest Expense
Salaries and Employee Benefits	1,564	1,520
Occupancy and Equipment	429	391
Federal Deposit Insurance	50	30
Directors	72	93
Professional and Legal	38	40
Audit and Examination	63	43
Data Processing	294	255
Advertising	28	69
Other	146	150

Total Non-Interest Expense	2,684	2,591

Income (Loss) Before Income Taxes	(1,433)	476

Provision (Benefit) for Income Taxes	(301)	100

Net Income (Loss)	$(1,132)	$376

The accompanying notes are an integral part of these financial statements.

FIFTH DISTRICT SAVINGS BANK

Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net Income (Loss)	$(1,132)	$376

Other Comprehensive Income, Net of Tax
Unrealized Net Gains on Investment Securities Available-for-Sale Arising During the Period	1,205	528

Reclassification Adjustment for Net Losses Realized in Net Income, Net	(904)

Total Other Comprehensive Income	301	528

Comprehensive Income (Loss)	$(831)	$904

The accompanying notes are an integral part of these financial statements.

FIFTH DISTRICT SAVINGS BANK

Statements of Equity Capital (Unaudited)

(in thousands)

		Accumulated
		Other	Total
	Retained	Comprehensive	Equity
	Earnings	Loss	Capital
Balance at December 31, 2022	$83,974	$(7,905)	$76,069

Net Income	376	—	376

Other Comprehensive Income	—	528	528

Balance at March 31, 2023	$84,350	$(7,377)	$76,973

Balance at December 31, 2023	$84,771	$(6,973)	$77,798

Net Loss	(1,132)	—	(1,132)

Other Comprehensive Income	—	301	301

Balance at March 31, 2024	$83,639	$(6,672)	$76,967

The accompanying notes are an integral part of these financial statements.

FIFTH DISTRICT SAVINGS BANK

Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash Flows from Operating Activities
Net Income (Loss)	$(1,132)	$376
Adjustments to Reconcile Net Income (Loss) to Net
Cash Provided by (Used in) Operating Activities
Recovery of Credit Losses	(100)	—
Depreciation	165	134
Net Amortization of Deferred Loan Costs	7	3
Net Amortization on Investment Securities	68	96
Net Loss on Sale of Investment Securities	1,144	—
Federal Home Loan Bank Stock Dividend	(7)	(5)
Increase in Cash Surrender Value on Bank Owned Life Insurance	(83)	(61)
Changes in Operating Assets and Liabilities
Accrued Interest Receivable	(165)	94
Other Assets	(957)	(169)
Other Liabilities	290	199

Net Cash Provided by (Used in) Operating Activities	(770)	667

Cash Flows from Investing Activities
Proceeds from Sale or Maturities of Investment Securities
Available-for-Sale	19,741	2,861
Purchases of Investment Securities Available-for-Sale	(6,445)	(1,000)
Proceeds from Maturities of Certificates of Deposit at
Other Financial Institutions	—	249
Increase in Loans Receivable, Net	(272)	(5,773)
Purchases of Premises and Equipment	(344)	(684)

Net Cash Provided by (Used in) Investing Activities	12,680	(4,347)

The accompanying notes are an integral part of these financial statements.

FIFTH DISTRICT SAVINGS BANK

Statements of Cash Flows (Continued) (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash Flows from Financing Activities
Increase in Deposits, Net	10,383	5,715
Federal Home Loan Bank Advances	(4,000)	—
Advances by Borrowers for Taxes,
Insurance, and Repairs	(974)	(1,473)

Net Cash Provided by Financing Activities	5,409	4,242

Net Increase in Cash and Cash Equivalents	17,319	562

Cash and Cash Equivalents, Beginning of Year	19,306	20,036

Cash and Cash Equivalents, End of Year	$36,625	$20,598

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for Interest	$2,135	$898
Cash Paid During the Period for Taxes	$—	$—
Market Value Adjustment for Unrealized Loss on
Investment Securities Available-for-Sale	$1,526	$668

Non-Cash Investing and Financing Activities
Real Estate Owned Acquired Through Foreclosure	$—	$—

The accompanying notes are an integral part of these financial statements.

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

Note 1.	Summary of Significant Accounting Policies (Unaudited)

Description of Business

Fifth District Savings Bank (the Bank) is a federally-chartered mutual savings bank which attracts deposits from the general public and uses such deposits primarily to originate loans secured by first mortgages on owner-occupied, family residences. The Bank’s primary regulator is the Office of the Comptroller of the Currency (OCC).

The Bank’s activities are provided to customers of the Bank by branch offices located in the greater New Orleans area; however, loan and deposit customers are found dispersed in a wider geographical area covering southeast Louisiana. The Bank operates as one reporting segment.

The Bank has adopted a Plan of Conversion (the Plan) to convert from the mutual form of organization to the stock form of organization and establish a stock holding company, Fifth District Bancorp, Inc. (the Company), as the parent of the Bank.

The Plan is subject to the approval of the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System, and must be approved by the affirmative vote of at least a majority of the total votes eligible to be cast by the Bank’s voting members at a meeting of members.  The Company is being organized as a corporation under the laws of the State of Maryland, and, upon completion of the conversion, the Bank will convert to the stock form of ownership and issue all of its outstanding common stock to the Company.  Pursuant to the Plan, the Bank will determine the total offering value and number of shares of common stock to be offered for sale by the Company based upon a valuation performed by an independent appraiser.  The common stock will be priced at $10.00 per share.  The Bank’s Board of Directors will adopt an employee stock ownership plan which will subscribe 8% of the sum of the number of shares of common stock sold in the offering and contributed to a charitable foundation that the Bank will establish and fund in connection with the conversion.

The costs of issuing the common stock will be deferred and deducted from the sales proceeds of the stock offering.  If the conversion is unsuccessful, all deferred costs will be charged to operations.  The Bank had $994,000 and $203,000 of deferred conversion costs as of March 31, 2024 and December 31, 2023, respectively, included in other assets on the balance sheets.  The Bank incurred approximately $236,000 in deferred conversion costs subsequent to March 31, 2024 through the date the financial statements were available to be issued.  Upon the completion of the conversion transaction, the Bank will establish a liquidation account in the amount of its retained earnings contained in the latest financial statements included in the final prospectus.  The liquidation account will be maintained for the benefit of eligible depositors who maintain deposit accounts in the Bank at the time of the conversion.  The conversion will be accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities, and equity unchanged as a result.

Basis of Presentation

The accounting and reporting policies and practices of the Bank conform with accounting principles generally accepted in the United States of America (U.S. GAAP) and predominant practices within the banking industry.

In the opinion of management, the accompanying unaudited financial statements include all adjustments considered necessary to present fairly the Bank’s financial position as of March 31, 2024, results of operations for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023.  All adjustments are normal and recurring nature and are the only adjustments included in the accompanying unaudited financial statements.  Interim results are not necessarily indicative of results for a full year.

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the valuation of the allowance for credit losses, deferred taxes, and fair value of financial instruments.

The determination of the adequacy of the allowance for credit losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of estimated losses on loans and unfunded commitments, management obtains independent appraisals for significant collateral. While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination processes, periodically review the estimated losses on loans and may have judgements that differ from management. As a result of such reviews, management may determine to adjust the allowance for credit losses. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near-term. However, the amount of the change that is reasonably possible cannot be estimated.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand, cash items, amounts due from banks, and interest-bearing deposits at other financial institutions with an original maturity of 90 days or less, and federal funds sold. Generally, federal funds are sold for one-day periods.

Cash and due from banks include bank deposit accounts aggregating approximately $26,169,000  and $8,934,000  in excess of the Federal Deposit Insurance Corporation limit of $250,000 per institution on March 31, 2024 and December 31, 2023, respectively. The Bank has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

The Bank may be required to maintain cash reserves with the Federal Reserve Bank. The requirement is dependent upon the Bank’s cash on hand or noninterest-bearing balances. There was no reserve requirement as of March 31, 2024, and December 31, 2023.

Investment Securities

Debt securities classified as held-to-maturity are those debt securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are carried at cost, adjusted for amortization of premium and accretion of discounts. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities, identified as the call date as to premiums and maturity date as to discounts. The Bank held no held-to-maturity securities as of March 31, 2024, and December 31, 2023.

Debt securities classified as available-for-sale are those debt securities that the Bank intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movement in interest rates, changes in the maturity mix of the Bank’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. These securities are carried at estimated fair value by a third-party pricing service with any

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

unrealized gains or losses excluded from net income and reported in accumulated other comprehensive income (loss), which is reported as a separate component of equity capital, net of the related deferred tax effect.

Debt securities that are classified as trading are acquired and held principally for the purpose of selling in the near term. These securities are carried at estimated fair value by a third-party pricing service with any unrealized gains or losses included in net income and reported in non-interest income in the statements of income. The Bank held no trading securities as of March 31, 2024 and December 31, 2023.

Gains and losses realized on sales of debt securities, determined using the adjusted cost basis of the specific securities sold, are included in non-interest income in the statements of income. Dividend and interest income, including amortization of premium and accretion of discount arising at acquisition, from all categories of investment securities are included in interest income in the statements of operations.

Restricted Stock

Restricted stock is stock from the Federal Home Loan Bank (FHLB) and First National Bankers Bank (FNBB), which is restricted as to its marketability. Because no ready market exists for these investments and they have no quoted market value, the Bank’s investment in these stocks is carried at cost. A determination as to whether there has been an impairment of a restricted stock investment is performed on an annual basis and includes a review of the current financial condition of the issuer.

Allowance for Credit Losses - Investment Securities Available-for-Sale

For available-for-sale securities, management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Bank has the intent to sell the security, the security is written down to fair value, and the entire loss is recorded in earnings.

If either of the above criteria is not met, the Bank evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Bank may consider various factors including the extent to which fair value is less than amortized cost, performance on underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments, and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected is compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss, limited to the amount that the fair value is less than the amortized cost basis, recognized as a provision for credit loss in the statements of income. Any amount of noncredit related unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income.

Changes in the allowance for credit loss are recorded as provision for (or recovery of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2024 and December 31, 2023, there was no allowance for credit loss related to the available-for-sale portfolio.

Accrued interest receivable on available-for-sale securities totaled approximately $155,000 and $168,000 at March 31, 2024 and December 31, 2023, respectively, and was excluded from the estimate of credit losses.

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs.

Accrued interest receivable related to loans totaled approximately $1,767,000 and $1,589,000 at March 31, 2024, and December 31, 2023, respectively, and was reported in accrued interest receivable on the balance sheets. Interest income is accrued on the unpaid principal balance as earned using the interest method over the life of the loan. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment to the related loan’s yield using the effective interest method over the contractual life of the loan.

The accrual of interest is generally discontinued when a loan becomes 90 days past due, is not well collateralized and in the process of collection, or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectible in the normal course of business. Past due status is based on contractual terms of the loan. A loan is considered to be past due when a scheduled payment has not been received 30 days after the contractual due date.

All accrued interest is reversed against interest income when a loan is placed on nonaccrual status. Interest received on such loans is accounted for using the cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, there is a sustained period of repayment performance, and future payments are reasonably assured.

Allowance for Credit Losses - Loans Receivable

The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate amounts previously charged-off and expected to be charged-off. Accrued interest receivable is excluded from the estimate of credit losses.

The allowance for credit losses represents management’s estimate of lifetime credit losses in loans as of the balance sheet date. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

The Bank measures expected credit losses on a pooled basis when similar risk characteristics exist using the weighted-average remaining life method. The weighted-average remaining life method applies a loss rate to a given pool of loans over the estimated remaining life of the given pool, which is based on historical data. Loan losses are calculated using the weighted-average remaining life method due to the nature and limited complexity of the Bank’s loan portfolio.

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

The Bank has identified and calculates the allowance for credit losses for each of the following portfolio segments:

Loan Pool	Risk Characteristics
One-to-Four Family Mortgages

This category consists of loans secured by residential real estate. The performance of these loans may be adversely affected by, among other factors, local residential real estate market conditions, the interest rate environment, and inflation.

Construction Loans

This category consists of loans to finance the ground-up construction and/or improvement of residential and vacant lot loans. The performance of construction loans is generally dependent upon the successful completion of improvements and/or land development for the end user. The successful completion of planned improvements and development may be adversely affected by changes in the estimated property value upon completion of construction, projected costs, and other conditions leading to project delays.

Home Equity Loans/ Lines of Credit

This category consists of loans secured by first and junior liens on residential real estate. The performance of these loans may be adversely affected by, among other factors, local residential real estate market conditions, the interest rate environment, and inflation.

Commercial Loans

This category consists of purchased business loans made to various practitioners and other professionals. These loans are often originally secured by blanket UCC-1 filings. When the loan is purchased, the Bank purchases 100% of the loan and remits 97% of the loan balance to the seller and the seller establishes a reserve deposit account with the Bank equal to 3% of the loan balance. If a loan becomes delinquent, the Bank withdraws payment from the reserve deposit account. If a loan becomes 90 days delinquent, the seller typically replaces the delinquent loan with a performing loan of equal or greater balance (although this is not a contractual obligation of the seller). The performance of these loans may be adversely affected by among other factors, local and national market conditions, the interest rate environment and inflation.

Consumer Loans

This category consists of loans to individuals for household, family, and other personal use. The performance of these loans may be adversely affected by national and local economic conditions, inflation, and other factors affecting the borrower’s income available to service the debt.

Additionally, the allowance for credit losses calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments may increase or reduce reserve levels and include adjustments for lending management experience and risk tolerance, loan review and audit results, asset quality and portfolio trends, loan portfolio growth, industry concentrations, trends in underlying collateral, external factors, and economic conditions not already captured. The Bank estimates reasonable and supportable forecasts of expected credit losses and reverts to historical loss information for periods beyond the forecast period for the remaining life of the loan pool.

Loans that do not share risk characteristics are evaluated on an individual basis. When the borrower is experiencing financial difficulty and repayment is expected to be provided through the operation or sale of the collateral, the expected credit losses are based on the fair value of collateral at the reporting date, adjusted for selling costs as appropriate.

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

Allowance for Credit Losses - Unfunded Commitments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans issued to meet customer financing needs. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

The Bank records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Bank’s statements of income. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for unfunded commitments is included in other liabilities on the Bank’s balance sheets.

Bank Owned Life Insurance

The Bank is the beneficiary of life insurance contracts purchased on the lives of certain officers of the Bank which are reported at their cash surrender value. At March 31, 2024, and December 31, 2023, life insurance contracts totaled approximately $10,415,000 and $10,332,000, respectively. Appreciation in the cash surrender value amounted to approximately $83,000 and $61,000 for the three months ended March 31, 2024 and 2023, respectively. Appreciation in value of the insurance policies is included in bank owned life insurance within non-interest income in the statements of income.

Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation. The Bank computes depreciation generally on the straight-line method based upon the estimated useful lives of the assets. Estimated useful lives for building and improvements range from 15 to 40 years, and for furniture and fixtures from 5 to 10 years.

Major expenditures for property acquisitions and those expenditures which substantially increase useful lives are capitalized. Expenditures for maintenance, repairs, and minor replacements that do not significantly improve or extend the lives of the respective assets are charged to expense as incurred.

When assets are retired or otherwise disposed of, their cost and related accumulated depreciation are removed from the respective accounts, and any gain or loss is reflected in other non-interest income or expense.

Real Estate Owned

Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at fair value on the date of acquisition. Any write-downs at the time of acquisition are charged to the allowance for credit losses. Subsequent to acquisition, a valuation allowance is established, if necessary, to report these assets at the lower of (a) fair value minus estimated costs to sell or (b) cost.

The ability of the Bank to recover the carrying value of real estate is based upon future sales of the real estate owned. The ability to effect such recovery is subject to market conditions and other factors, many of which are beyond the Bank’s control. Operating income of such properties, net of related expenses, and gains and losses on their disposition, are included in the statements of operations. The Bank had approximately $42,000 of real estate owned as of March 31, 2024, and December 31, 2023.

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the financial statement carrying amounts and the tax bases of the Bank’s assets and liabilities. Deferred income tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.

The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the balance sheets, along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations.

Accounting principles generally accepted in the United States of America provide accounting and disclosure guidance about positions taken by an entity in its tax returns that might be uncertain. The Bank believes that it has appropriate support for any tax positions taken, and management has determined that there are no uncertain tax positions that are material to the financial statements.

The Bank recognized no interest and/or penalties in the statements of operations for the three months ended March 31, 2024 and 2023, nor any amount of interest and/or penalties payable that were recognized in the balance sheets as of March 31, 2024 and December 31, 2023, in relation to its income tax returns. Any penalties or interest would be recognized in income tax expense.

The Bank is no longer subject to U.S. federal examinations for years prior to 2021.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income includes unrealized gains and losses on available-for-sale securities and pension-related changes other than net periodic pension cost. Accumulated other comprehensive loss consists of the cumulative unrealized gains and losses on available-for-sale securities and the cumulative unrealized gain or loss for the funded status of the pension plan liability, net of tax.

Revenue Recognition

In the ordinary course of business, the Bank recognizes income from various revenue generating activities. Revenue from contracts with customers within the scope of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 606 is measured based on the consideration the Bank expects to be entitled to receive in exchange for those goods or services as the related performance obligation is satisfied. Some

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

obligations are satisfied at a point in time while others are satisfied over a period of time. A performance obligation is deemed to be satisfied when the control over goods or services is transferred to the customer.

The majority of the Bank’s revenue is specifically excluded from the scope of ASC 606. Service charges on deposit accounts and ATM and check card fees are the most significant categories of revenue within the scope of ASC 606 and is included in non-interest income on the statements of operations.

Service charges on deposit accounts include charges related to depository accounts under standard service agreements. Fees are generally recognized at a point in time as services are delivered to or consumed by the customer or as penalties are assessed.

ATM and check card fees includes interchange fees from credit and debit cards processed through card association networks, annual fees, and other transaction and account management fees. Interchange rates are generally set by the credit card associations and based on purchase volumes and other factors. The Company records interchange fees as services are provided. Transaction and account management fees are recognized as services are provided, except for annual fees which are recognized over the applicable period. The costs of related loyalty rewards programs are netted against interchange revenue as a direct cost of the revenue generating activity.

Non-Direct-Response Advertising

The Bank expenses all advertising costs, except for direct-response advertising, as incurred. Advertising and promotional expenses totaled approximately $28,000 and $69,000 for the three months ended March 31. 2024 and 2023, respectively. In the event the Bank incurs expenses for material direct-response advertising, it will be amortized over the estimated benefit period. Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits. For the three months ended March 31, 2024, and 2023, the Bank did not incur any direct-response advertising costs.

Recent Accounting Pronouncements - Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This ASU applies to contracts, hedging relationships and other transactions that reference London Inter-Bank Offered Rate (LIBOR) or other rate references expected to be discontinued because of reference rate reform and provides optional expedients and exceptions for applying U.S. GAAP if certain criteria are met. The updated guidance was originally effective upon issuance through December 31, 2022. In December 2022, the FASB issued ASU 2022-06 which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. Management does not anticipate the guidance will have a material impact on the Bank’s financial statements.

In July 2023, the FASB issued ASU 2023-03 which included amendments to SEC Paragraphs in the Accounting Standards Codification pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022, EITF meeting, and Staff Accounting Bulletin Topic 6.B.  The amendments were effective upon issuance.  The Company does not expect these amendments to have a material effect on its financial statements.

In August 2023, the FASB issued ASU 2023-04, which included amendments to SEC Paragraphs in the Accounting Standards Codification pursuant to SEC Staff Accounting Bulletin No. 121.  The amendments were effective upon issuance.  The Company does not expect these amendments to have a material effect on its financial statements.

In December 2023, the FASB issued ASU 2023-09, which amended the Income Taxes topic in the Accounting Standards Codification 742 to improve the transparency of income tax disclosures.  The amendments are effective

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

for annual periods beginning after December 15, 2024.  Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance.  The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 2.	Investment Securities

The amortized cost and estimated fair values of investment securities available-for-sale at March 31, 2024 and December 31, 2023 are as follows (in thousands):

	March 31, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2024	Cost	Gains	Losses	Value
U.S. Government Agencies	$1,500	$—	$(40)	$1,460
Mortgage-Backed Securities	59,138	8	(8,350)	50,796
Collateralized Mortgage Obligations	1,658	—	(140)	1,518

Total	$62,296	$8	$(8,530)	$53,774

	December 31, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2023	Cost	Gains	Losses	Value
U.S. Government Agencies	$1,000	$—	$(34)	$966
Mortgage-Backed Securities	74,072	15	(8,759)	65,328
Collateralized Mortgage Obligations	1,733	—	(126)	1,607

Total	$76,805	$15	$(8,919)	$67,901

The following tables show the gross unrealized losses and estimated fair value of investment securities available-for-sale for which an allowance for credit losses has not been recorded by category and length of time that securities have been in a continuous unrealized loss position at March 31, 2024, and December 31, 2023 (in thousands):

	Securities		Securities
	With Losses Under		With Losses Over
	12 Months		12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2024	Value	Loss	Value	Loss	Value	Loss
U.S. Government Agencies	$—	$—	$1,460	$(40)	$1,460	$(40)
Mortgage-Backed Securities	5,253	(33)	42,991	(8,317)	48,244	(8,350)
Collateralized Mortgage Obligations	—	—	1,518	(140)	1,518	(140)

Total	$5,253	$(33)	$45,969	$(8,497)	$51,222	$(8,530)

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

	Securities		Securities
	With Losses Under		With Losses Over
	12 Months		12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2023	Value	Loss	Value	Loss	Value	Loss
U.S. Government Agencies	$—	$—	$966	$(34)	$966	$(34)
Mortgage-Backed Securities	498	(2)	63,384	(8,757)	63,882	(8,759)
Collateralized Mortgage Obligations	—	—	1,607	(126)	1,607	(126)

Total	$498	$(2)	$65,957	$(8,917)	$66,455	$(8,919)

At March 31, 2024, 63 of the Bank’s available-for-sale securities had unrealized losses totaling 14.3% of the individual securities’ amortized cost basis and 13.7% of the Bank’s total amortized cost basis of the investment securities portfolio. At March 31, 2024, 60 of the 63 securities had been in a continuous loss position for over 12 months. The unrealized losses of these securities are believed to be caused by interest rate increases and changing market conditions and the Bank does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Management has determined that the declines in the fair value of these securities are not attributable to credit losses.

All of the mortgage-backed securities and collateralized mortgage obligations in an unrealized loss position are issued or guaranteed by government-sponsored enterprises.

No allowance for credit losses was recorded for available-for-sale securities at March 31, 2024, and December 31, 2023.

The amortized cost and estimated fair value of securities classified as available-for-sale at March 31, 2024, by contractual maturity, are shown in the table below (in thousands). Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of the exercise of call options and potential paydowns. Accordingly actual maturities may differ from contractual maturities.

	Amortized	Fair
	Cost	Value
Available-for-Sale
Due in 1 Year or Less	$—	$—
Due after 1 Year through 5 Years	690	677
Due after 5 Years through 10 Years	—	—
Due after 10 Years	61,606	53,097

Total	$62,296	$53,774

The bank sold $18,685,000 of securities available-for-sale and recorded a loss of $1,144,000 during the three months ended March 31, 2024.  There were no sales of available-for-sale securities during the three months ended March 31, 2023.

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

Note 3.	Restricted Stock

The following table shows the amount of restricted stock as of March 31, 2024, and December 31, 2023 (in thousands):

	2024	2023
Federal Home Loan Bank	$538	$531
First National Bankers Bank	350	350

Total	$888	$881

Note 4.	Loans Receivable and Allowance for Credit Losses

Loans receivable at March 31, 2024, and December 31, 2023 are summarized as follows (in thousands):

	2024	2023
One-to-Four Family Mortgages	$336,406	$337,056
Home Equity Loans / Lines of Credit	8,004	8,550
Construction Loans	8,847	8,128
Consumer Loans	970	913
Commercial Loans	13,078	12,403

Total Loans Receivable	367,305	367,050

Allowance for Credit Losses	(2,699)	(2,802)
Net Deferred Loan Costs	797	790

Total Loans Receivable, Net	$365,403	$365,038

The following tables present an analysis of past-due loans as of March 31, 2024, and December 31, 2023 (in thousands):

			Loans 90 Days or
	30-59 Days	60-89 Days	More Past Due and	Nonaccrual	Current	Total Loans
March 31, 2024	Past Due	Past Due	Still Accruing	Loans	Loans	Receivable
One-to-Four Family Mortgages	$5,476	$—	$422	$212	$330,296	$336,406
Home Equity Loans / Lines of Credit	56	—	—	—	7,948	8,004
Construction Loans	207	—	119	—	8,521	8,847
Consumer Loans	—	—	—	—	970	970
Commercial Loans	—	—	—	—	13,078	13,078

Total	$5,739	$—	$541	$212	$360,813	$367,305

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

			Loans 90 Days or
	30-59 Days	60-89 Days	More Past Due and	Nonaccrual	Current	Total Loans
December 31, 2023	Past Due	Past Due	Still Accruing	Loans	Loans	Receivable
One-to-Four Family Mortgages	$2,655	$1,524	$950	$153	$331,774	$337,056
Home Equity Loans / Lines of Credit	—	4	—	—	8,546	8,550
Construction Loans	—	—	—	—	8,128	8,128
Consumer Loans	33	—	—	—	880	913
Commercial Loans	—	—	—	—	12,403	12,403

Total	$2,688	$1,528	$950	$153	$361,731	$367,050

Credit Quality Indicators

The Bank uses the following criteria to assess risk ratings with respect to its loan portfolio, which are consistent with regulatory guidelines:

Pass - Loans that comply in all material respects with the Bank’s loan policies that are adequately secured with conforming collateral and that are extended to borrowers with documented ability to safely cover their total debt service requirements.

Special Mention - Includes loans that do not warrant adverse classification but do possess credit deficiencies or potential weaknesses that deserve close attention.

Substandard - Includes loans that are inadequately protected by the collateral pledged or the current net worth and paying capacity of the borrower. Such loans have one or more weaknesses that jeopardize the liquidation of the debt and expose the Bank to loss if the weaknesses are not corrected.

The Bank’s credit quality indicators are reviewed and updated annually.

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

The following table presents the Bank’s recorded investment in loans by credit quality indicator by year of origination as of March 31, 2024 (in thousands):

	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
One-to-Four Family Mortgages
Pass	$1,004	$13,272	$43,857	$60,026	$50,300	$165,465	$—	$333,924
Special Mention	—	—	949	774	—	547	—	2,270
Substandard	—	—	—	—	—	212	—	212
Total One-to-Four Family Mortgages	$1,004	$13,272	$44,806	$60,800	$50,300	$166,224	$—	$336,406

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Home Equity Loans/Lines of Credit
Pass	$—	$67	$177	$—	$—	$581	$7,080	$7,905
Special Mention	—	—	—	—	—	—	99	99
Substandard	—	—	—	—	—	—	—	—
Total Home Equity Loans/Lines of Credit	$—	$67	$177	$—	$—	$581	$7,179	$8,004

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$3	$3

Construction Loans
Pass	$642	$7,154	$66	$411	$288	$167	$—	$8,728
Special Mention	—	—	119	—	—	—	—	119
Substandard	—	—	—	—	—	—	—	—
Total Construction Loans	$642	$7,154	$185	$411	$288	$167	$—	$8,847

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans
Pass	$150	$319	$68	$36	$47	$350	$—	$970
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Consumer Loans	$150	$319	$68	$36	$47	$350	$—	$970

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans
Pass	$1,319	$7,215	$4,436	$108	$—	$—	$—	$13,078
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Commercial Loans	$1,319	$7,215	$4,436	$108	$—	$—	$—	$13,078

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

The following table presents the Bank’s recorded investment in loans by credit quality indicator as of December 31, 2023 (in thousands):

	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
One-to-Four Family Mortgages
Pass	$12,000	$42,225	$60,557	$50,786	$28,836	$140,000	$—	$334,404
Special Mention	—	1,073	779	—	—	647	—	2,499
Substandard	—	—	—	—	—	153	—	153
Total One-to-Four Family Mortgages	$12,000	$43,298	$61,336	$50,786	$28,836	$140,800	$—	$337,056

Current Period Gross Write-Offs	$—	$—	$—	$—		$—	$—	$—

Home Equity Loans/Lines of Credit
Pass	$20	$226	$—	$—	$174	$369	$7,570	$8,359
Special Mention	—	—	—	—	—	—	191	191
Substandard	—	—	—	—	—	—	—	—
Total Home Equity Loans/Lines of Credit	$20	$226	$—	$—	$174	$369	$7,761	$8,550

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction Loans
Pass	$4,987	$2,189	$414	$366	$—	$172	$—	$8,128
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Construction Loans	$4,987	$2,189	$414	$366	$—	$172	$—	$8,128

Current Period Gross Write-Offs	$—	$—	$—	$—		$—	$—	$—

Consumer Loans
Pass	$386	$74	$39	$52	$36	$326	$—	$913
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Consumer Loans	$386	$74	$39	$52	$36	$326	$—	$913

Current Period Gross Write-Offs	$—	$—	$—	$—		$—	$—	$—

Commercial Loans
Pass	$7,568	$4,724	$—	$—	$—	$111	$—	$12,403
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Commercial Loans	$7,568	$4,724	$—	$—	$—	$111	$—	$12,403

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

Nonaccrual Loans

The following table is a summary of the Bank’s nonaccrual loans by major categories for the period indicated (in thousands):

	March 31, 2024			December 31, 2023
	Nonaccrual	Nonaccrual	Total	Nonaccrual	Nonaccrual	Total
	Loans	Loans		Loans	Loans
	with	with		with	with
	No	an	Nonaccrual	No	an	Nonaccrual
	Allowance	Allowance	Loans	Allowance	Allowance	Loans
One-to-Four Family Mortgages	$212	$—	$212	$153	$—	$153
Home Equity Loans/Lines of Credit	—	—	—	—	—	—
Construction Loans	—	—	—	—	—	—
Consumer Loans	—	—	—	—	—	—
Commercial Loans	—	—	—	—	—	—

Total	$212	$—	$212	$153	$—	$153

Interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Payments received while on nonaccrual status are applied to the principal balance of nonaccrual loans. The Bank does not recognize interest income while loans are on nonaccrual status.

The following table represents the accrued interest receivables written off by reversing interest income during the three months ended March 31, 2024 and March 31, 2023 (in thousands):

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
One-to-Four Family Mortgages	$—	$—
Home Equity Loans/Lines of Credit	—	—
Construction Loans	—	—
Consumer Loans	—	—
Commercial Loans	—	—

Total	$—	$—

Collateral-Dependent Loans

The Bank designates individually evaluated loans on nonaccrual status as collateral-dependent loans, as well as other loans that management of the Bank designates as having higher risk. Collateral-dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. For collateral-dependent loans, the Bank has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan’s collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

The following table presents an analysis of collateral-dependent loans of the Bank as of March 31, 2024 and December 31, 2023 (in thousands):

	Residential		Business
March 31, 2024	Properties	Land	Assets	Other	Total
One-to-Four Family Mortgages	$212	$—	$—	$—	$212
Home Equity Loans/Lines of Credit	—	—	—	—	—
Construction Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Commercial Loans	—	—	—	—	—

Total	$212	$—	$—	$—	$212

	Residential		Business
December 31, 2023	Properties	Land	Assets	Other	Total
One-to-Four Family Mortgages	$153	$—	$—	$—	$153
Home Equity Loans/Lines of Credit	—	—	—	—	—
Construction Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Commercial Loans	—	—	—	—	—

Total	$153	$—	$—	$—	$153

Allowance for Credit Losses

The decrease in the allowance for credit losses as of March 31, 2024 as compared to December 31, 2023 was driven by various factors, including the evolving economic outlook, values in the local real estate market, and low net charge-offs.

The following table summarizes the activity related to the allowance for credit losses for the three months ended March 31, 2024 (in thousands):

	One-to-Four	Home Equity
	Family	Loans / Lines	Construction	Consumer	Commercial
March 31, 2024	Mortgages	of Credit	Loans	Loans	Loans	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$2,554	$57	$32	$9	$126	$24	$2,802
Recovery of Credit Loss	(100)	—	—	—	—	—	(100)
Loans Charged-Off	—	(3)	—	—	—	—	(3)
Recoveries Collected	—	—	—	—	—	—	—

Ending Balance	$2,454	$54	$32	$9	$126	$24	$2,699

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

The following table includes disclosures related to the allowance for loan losses for the three months ended March 31, 2023 (in thousands):

	One-to-Four	Home Equity
	Family	Loans / Lines	Construction	Consumer	Commercial
March 31, 2023	Mortgages	of Credit	Loans	Loans	Loans	Unallocated	Total
Allowance for Credit Losses
Beginning Balance, Prior to Adoption of ASC 326	$2,738	$60	$73	$—	$2	$380	$3,253
Recovery of Credit Loss	—	—	—	—	—	—	—
Loans Charged-Off	—	—	—	—	—	—	—
Recoveries Collected	—	—	—	—	—	—	—

Ending Balance	$2,738	$60	$73	$—	$2	$380	$3,253

Modifications Made to Borrowers Experiencing Financial Difficulty

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Bank uses a probability of default/loss given default model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification.

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, the Bank modifies loans by providing principal forgiveness on certain of its loans. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the allowance for credit losses. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.

In some cases, the Bank will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted.

Upon the Bank’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectable, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The Bank had no loans with modifications to borrowers experiencing financial difficulty as of March 31, 2024, and December 31, 2023.

There were no modifications to borrower’s experiencing financial difficulty entered into during the three months ended March 31, 2024 and 2023 and no loans which had defaults during the three months ended March 31, 2024 and 2023 which have been modified due to the borrower experiencing financial difficulty.

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

Unfunded Commitments

The Bank did not record an adjustment for unfunded commitments for the adoption of ASC 326. For the three months ended March 31, 2024 and 2023, provision for credit losses for unfunded commitments totaled approximately $-0-, respectively. At March 31, 2024 and December 31, 2023, the liability for credit losses on off-balance-sheet credit exposures included in other liabilities was approximately $125,000.

Related Party Loans

In the normal course of business, loans are made to officers and directors of the Bank, as well as to their affiliates. Such loans are made in the ordinary course of business with substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. They do not involve more than normal risk of collectability or present other unfavorable features. An analysis of the related party activity during the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	March 31,
	2024	2023
Balance, Beginning of the Year	$546	$579
New Loans	—	—
Change in Related Parties, Net	—	—
Repayments, Net	(9)	(8)

Balance, End of Year	$537	$571

Related Party Other

The Bank generally requires an inspection of the property before disbursement of funds during the term of the construction loan and inspections are typically performed by one of the Bank’s directors. There is no revenue or expense recorded by the Bank related to those services as the customer pays these fees through their closing costs.

Note 5.	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the OCC. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of common equity Tier I capital, Tier I capital and total capital to risk-weighted assets and Tier I capital to average assets. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel Ill rules) became fully effective for the Bank on January 1, 2019. Management believes, as of March 31, 2024 and December 31, 2023, that the Bank meets all capital adequacy requirements to which it is subject.

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

As of March 31, 2024 and December 31, 2023, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total ratios as disclosed in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s prompt corrective action category.

The Bank’s actual capital amounts and ratios as of March 31, 2024 and December 31, 2023 are also presented in the table below (dollar amounts in thousands):

					Required to Be Well-
			Required for		Capitalized Under
			Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024
Tier 1 Capital to Average Assets	$83,639	17.04%	$19,634	4.00%	$24,542	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	83,639	33.95	11,086	4.50	16,013	6.50
Tier 1 Capital to Risk-Weighted Assets	83,639	33.95	14,782	6.00	19,709	8.00
Total Capital to Risk-Weighted Assets	86,463	35.09	19,712	8.00	24,640	10.00

December 31, 2023
Tier 1 Capital to Average Assets	$84,771	17.41%	$19,476	4.00%	$24,345	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	84,771	34.15	11,170	4.50	16,135	6.50
Tier 1 Capital to Risk-Weighted Assets	84,771	34.15	14,894	6.00	19,859	8.00
Total Capital to Risk-Weighted Assets	87,698	35.33	19,858	8.00	24,823	10.00

Note 6.	Comprehensive Income (Loss)

The components of other comprehensive income (loss) and related tax effects are as follows (in thousands):

	March 31,
	2024	2023
Gross Unrealized Holding Gains on Investment Securities Available-for-Sale	$1,526	$668
Tax Effect:
Current Year Tax Effect	(321)	(140)

Net-of-Tax Amount	1,205	528

Reclassification Adjustment for Net Losses Realized in Net Income	(1,144)	—
Tax Effect:
Current Year Tax Effect	240	—

Net-of-Tax Amount	(904)	—

Gross Pension-Related Changes Other than Net Periodic Pension Cost	—	—
Tax Effect	—	—

Net-of-Tax Amount	—	—

Total	$301	$528

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

Note 7.	Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the Bank’s balance sheets.

The contract amounts of those instruments reflect the extent of the involvement the Bank has in particular classes of financial instruments. As of March 31, 2024 and December 31, 2023, the Bank had made various commitments to extend credit totaling approximately $23,000,000 and $24,000,000, respectively. Of these commitments, approximately $7,160,000 and $9,368,000 are at variable rates as of March 31, 2024 and December 31, 2023, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being fully drawn upon, the total commitment amount disclosed above does not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer.

Note 8.	Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. To measure fair value, accounting guidance has established a hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:

Level 1    Quoted prices for identical assets or liabilities in instruments traded in active markets that the entity has the ability to access as of the  measurement date.

Level 2    Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in  markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3  Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would  use in pricing an asset or liability.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Assets and Liabilities Measured on a Recurring Basis

The following describes the hierarchy designation, valuation methodology, and key inputs to measure fair value on a recurring basis for designated financial instruments:

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

Investment Securities Available-for-Sale

Where available, fair value estimates for available-for-sale securities are based on quoted market prices in an active market (Level 1). If quoted market prices are not available, fair values are based on quoted market prices of securities with similar characteristics, quoted prices of identical securities in less active markets, discounted cash flow techniques or matrix pricing models (Level 2). In certain cases where Level 1 or Level 2 are not available, securities are classified as Level 3 of the hierarchy. The carrying amount of accrued interest on securities approximates its fair value.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 are summarized below (in thousands):

				Total
	Fair Value Measurements			Estimated
March 31, 2024	Level 1	Level 2	Level 3	Fair Value
Investment Securities Available-for-Sale
U.S. Government Agencies	$—	$1,460	$—	$1,460
Mortgage-Backed Securities	—	50,796	—	50,796
Collateralized Mortgage Obligations	—	1,518	—	1,518

Total	$—	$53,774	$—	$53,774

				Total
	Fair Value Measurements			Estimated
December 31, 2023	Level 1	Level 2	Level 3	Fair Value
Investment Securities Available-for-Sale
U.S. Government Agencies	$—	$966	$—	$966
Mortgage-Backed Securities	—	65,328	—	65,328
Collateralized Mortgage Obligations	—	1,607	—	1,607

Total	$—	$67,901	$—	$67,901

The Bank did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at March 31, 2024 and December 31, 2023.

There were no transfers into, out of, purchases, or sales of Level 3 securities during the three months ended March 31, 2024 and 2023.

Assets and Liabilities Measured on a Non-Recurring Basis

The following describes the hierarchy designation, valuation methodologies, and key inputs for those assets that are measured at fair value on a non-recurring basis:

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

Collateral Dependent Loans

For collateral dependent loans, fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral dependent loans consist of one-to-four family mortgages secured by residential properties. The value of residential property collateral is determined based on appraisal by qualified licensed appraisers hired by the Bank. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.

Foreclosed Assets and Real Estate Owned

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired and classified at a Level 3 in the fair value hierarchy. These assets are subsequently accounted for at the lower of cost or fair value less estimated cost to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.

The following tables present the Bank’s assets and liabilities measured at fair value on a non-recurring basis at March 31, 2024 and December 31, 2023 (in thousands):

				Total
	Fair Value Measurements			Estimated
March 31, 2024	Level 1	Level 2	Level 3	Fair Value
Assets
Collateral Dependent Loans	$—	$—	$212	$212
Real Estate Owned	—	—	42	42

Total	$—	$—	$254	$254

				Total
	Fair Value Measurements			Estimated
December 31, 2023	Level 1	Level 2	Level 3	Fair Value
Assets
Collateral Dependent Loans	$—	$—	$153	$153
Real Estate Owned	—	—	42	42

Total	$—	$—	$195	$195

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

The following tables show significant unobservable inputs used in the fair value measurement of Level 3 assets:

	Valuation	Unobservable	Range of	Weighted Average
March 31, 2024	Technique	Inputs	Discount	Discount
Collateral Dependent Loans	Third-party appraisals and discounted cash flows	Collateral discounts and estimated costs to sell	6% - 10%	6%
Real Estate Owned	Third-party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	6% - 10%	6%

	Valuation	Unobservable	Range of	Weighted Average
December 31, 2023	Technique	Inputs	Discount	Discount
Collateral Dependent Loans	Third-party appraisals and discounted cash flows	Collateral discounts and estimated costs to sell	6% - 10%	6%
Real Estate Owned	Third-party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	6% - 10%	6%

The following methods and assumptions were used by the Bank to estimate fair value of financial instruments.

Cash and Cash Equivalents - Fair value approximates carrying value.

Certificates of Deposit at Other Financial Institutions - Fair value approximates carrying value.

Investment Securities Available-for-Sale - Fair value is obtained from an independent pricing service based on quoted market prices or quoted market prices of securities with similar characteristics, quoted prices of identical securities in less active markets, discounted cash flow techniques, or matrix pricing models.

Restricted Stock - Consists of stock held as required by the respective institutions for membership and are carried at cost. While a fixed stock amount is required, the Federal Home Loan Bank stock requirement increases or decreases with the level of borrowing activity.

Loans Receivable, Net – Fair value is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit rating and for the same remaining maturity. The fair value of loans is measured using an exit price notion.

Bank Owned Life Insurance - Fair value approximates carrying value.

Deposits - For NOW, savings and certain money market fund accounts, fair value is equal to the amount payable on demand or carrying value. For time deposits, fair value is estimated using a discounted cash flow method.

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

The carrying amount and estimated fair value of the Bank’s financial instruments are as follows (in thousands):

	Carrying	Fair Value Measurements
March 31, 2024	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents	$36,625	$36,625	$—	$—
Investment Securities Available-for-Sale	53,774	—	53,774	—
Restricted Stock	888	—	—	888
Loans Receivable, Net	365,403	—	—	308,698

Financial Liabilities
Deposits	400,386	—	—	331,905

	Carrying	Fair Value Measurements
December 31, 2023	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents	$19,306	$19,306	$—	$—
Investment Securities Available-for-Sale	67,901	—	67,901	—
Restricted Stock	881	—	—	881
Loans Receivable, Net	365,038	—	—	303,183

Financial Liabilities
Deposits	390,003	—	—	327,412
Short-Term Federal Home Loan Bank Advances	4,000	—	4,000	—

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument. Fair value estimates may not be realizable in an immediate settlement of the instrument. In some instances, there are no quoted market prices for the Bank’s various financial instruments, in which case fair values may be based on estimates using the present value or other valuation techniques, or based on judgements regarding future expected loss experience, current economic conditions, risk characteristics of financial instruments, or other factors. Those techniques are significantly affected by assumptions used, including the discount rate and estimate of future cash flows. Subsequent changes in assumptions could significantly affect the estimates.

Note 9.	Subsequent Events

In accordance with the subsequent events topic of the FASB ASC 855, the Bank evaluates events and transactions that occur after the balance sheets date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheets date are recognized in the financial statements as of March 31, 2024 and December 31, 2023. In preparing these financial statements, the Bank evaluated the events and transactions that occurred through the date the financial statements were available to be issued. Management has concluded that there are no additional events, other than disclosed above, which require disclosure.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis is intended to enhance your understanding of our financial condition and results of operations. The financial information in this section is derived from the accompanying consolidated financial statements. You should read the financial information in this section in conjunction with the business and financial information contained in this report and in the Company’s definitive prospectus dated May 10, 2024, as filed with the Securities and Exchange Commission on May 20, 2024.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the asset quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this prospectus.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, which are worse than expected;
●	inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of our financial instruments, or our loan origination volume, or increase the level of defaults, losses and prepayments within our loan portfolio;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	our ability to access cost-effective funding;
●	our ability to maintain adequate liquidity, primarily through deposits;
●	fluctuations in real estate values and in the conditions of the residential real estate market;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;

●	competition among depository and other financial institutions;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or information security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk, operational risk and reputation risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies and Use of Critical Accounting Estimates

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with GAAP. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policy discussed below to be our critical accounting policy. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The Jumpstart Our Business Startups Act of 2012 (JOBS Act) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

We consider the accounting policy for the allowance for credit losses to be our critical accounting policy. Effective January 1, 2023, we adopted the Current Expected Credit Loss (CECL) methodology. Under the CECL methodology, the allowance for credit losses represents management’s estimate of lifetime credit losses in loans as of the balance sheet date using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. For reporting periods before January 1, 2023 and the adoption of CECL, we used the incurred loss impairment method to estimate the allowance for loan losses on loans receivable. Under the incurred loss impairment methodology, the allowance for loan losses was based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, and other factors, and consisted of allocated and unallocated components.

Internal Control Over Financial Reporting

We have identified material weaknesses in our internal control over financial reporting with respect to our allowance for credit losses that existed as of March 31, 2024 and December 31, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements may not be prevented or detected on a timely basis. We concluded that our procedures were not effective as of March 31, 2024 and December 31, 2023, and that we had, as of such dates, identified the following material weaknesses in our internal control over financial reporting:

●	management did not maintain sufficient evidence of independent review or supporting documentation related to key methodologies, assumptions, and calculations, including support for the qualitative factors, utilized in the allowance for credit losses as of March 31, 2024 and December 31, 2023; and
●	management did not maintain sufficient evidence of independent review or supporting documentation, including support for the qualitative factors, related to the January 1, 2023 adoption of Accounting Standard Update (ASU) 2016-13 Financial Instruments – Credit Losses.

These material weaknesses could result in misstatements of our allowance for credit losses and related disclosures that would result in a material misstatement of our financial statements that would not be prevented or detected.

We intend to remediate these material weaknesses. We currently are assessing and improving our processes and control procedures to ensure they will operate at an acceptable level of assurance. The remedial measures we will take to address these material weaknesses include calculating an allowance for credit losses on unfunded commitments; revising the peer group of institutions to include institutions whose loan portfolios better reflect the composition of our loan portfolio; obtaining updated independent appraisals for loans being evaluated for impairment; enhancing qualitative factors support to include data points tied to a specified timeframe, such as, for example, the unemployment rate, to consistently allocate basis point reserves for each reporting period; using qualitative factors to adjust the allowance for credit losses for economic conditions that impact us and documenting the adjustments in a narrative accompanying the allowance calculation; and assigning an independent individual to review the allowance calculation to assure its accuracy and completeness.

We believe these actions and any other that we may determine need to be implemented, when complete, will remediate the control weaknesses. However, the weaknesses will not be considered fully remediated until the applicable controls operate for a sufficient period of time for management to test the results for operating effectiveness. Once implemented, we intend to continue periodic testing and reporting of the internal controls to ensure continuity of compliance.

Comparison of Financial Condition at March 31, 2024 and December 31, 2023

Total Assets. Total assets were $485.7 million at March 31, 2024, an increase of $4.9 million, or 1.0%, compared to $480.8 million at December 31, 2023. This increase is primarily due to $17.3 million increase in cash and cash equivalents, offset by a $14.1 million decrease in investment securities available-for-sale.

Cash and Cash Equivalents. Cash and cash equivalents increased by $17.3 million, or 89.7%, to $36.6 million at March 31, 2024 from $19.3 million at December 31, 2023.

Investment Securities Available-for-Sale. Investment securities available-for-sale decreased $14.1 million, or 20.8%, to $53.8 million at March 31, 2024 from $67.9 million at December 31, 2023. Securities purchased totaled $6.5 million during the quarter ended March 31, 2024, securities sold totaled $18.7 million, and calls, maturities, and repayments totaled $1.9 million.

In March 2024, we sold low yielding bonds and incurred a pre-tax loss of $1.1 million. The proceeds were invested into higher yielding investments which is expected to have a positive impact on earnings going forward. The average yield on investment securities available-for-sale decreased to 2.39% at March 31, 2024, from 2.54% at December 31, 2023, due to the amortization of the remaining premiums on the bonds that were sold.

Loans Receivable, Net. Loans receivable, net, increased by $365,000, or 0.1%, to $365.4 million at March 31, 2024 from $365.0 million at December 31, 2023. During the quarter ended March 31, 2024, loan originations were $3.3 million and loan repayments totaled $2.9 million, comprised solely of one- to four -family residential mortgage loans.

Deposits. Deposits increased by $10.4 million, or 2.7%, to $400.4 million at March 31, 2024, from $390.0 million at December 31, 2023. Certificates of deposit increased $10.5 million, or 4.6%, to $238.6 million at March 31, 2024, from $228.1 million at December 31, 2023. The majority of the increase in certificates of deposit was driven by new customer activity and migration from lower yielding money markets accounts.

Total Equity Capital. Total equity capital decreased by $831,000, or 1.1%, to $77.0 million at March 31, 2024, from $77.8 million at December 31, 2023. The decrease resulted from the accumulated other comprehensive loss (as a result of market value adjustment of investment securities available-for-sale due to the rise in market interest rates during the period) declining $301,000 and retained earnings decreasing $1.1 million due to the net loss for the quarter ended March 31, 2024.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and rates, and other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects are immaterial. Average balances are calculated using daily average balances. Non-accrual loans are included in average balances only. Average yields include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Net deferred loan fees/costs are immaterial.

	For the Three Months Ended March 31,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (4)	Balance	Interest	Yield/Rate (4)

Interest-earning assets:
Cash and cash equivalents	$20,625	$195	3.78%	$20,497	$168	3.28%
Certificates of deposit at other institutions	—	—	—	193	1	2.07
Investment securities available-for-sale	66,288	396	2.39	76,004	417	2.19
Loans receivable, net	365,035	3,702	4.06	352,370	3,346	3.80
Restricted stock	881	7	3.18	840	5	2.38
Total interest-earning assets	452,829	4,300	3.80	449,904	3,937	3.50
Noninterest-earning assets	27,209			25,163
Total assets	$480,038			$475,067

Interest-bearing liabilities:
Savings accounts	$83,508	21	0.10%	$101,419	25	0.10%
NOW accounts	50,089	3	0.02	55,923	3	0.02
Money market accounts	25,679	33	0.51	39,903	54	0.54
Certificates of deposit	234,269	2,190	3.74	193,073	1,015	2.10
Total interest-bearing deposits	393,545	2,247	2.28	390,318	1,097	1.12
Federal Home Loan Bank advances	348	4	4.60	—	—
Total interest-bearing liabilities	393,893	2,251	2.29	390,318	1,097	1.12
Noninterest-bearing demand deposits	971			1,413
Other noninterest-bearing liabilities	8,371			6,993
Total liabilities	403,235			398,724
Total equity capital	76,803			76,343
Total liabilities and equity capital	480,038			475,067
Net interest income		$2,049			$2,840
Net interest rate spread (1)			1.51%			2.38%
Net interest-earning assets (2)	$58,936			$59,586
Net interest margin (3)			1.81%			2.52%
Average interest-earning assets to interest-bearing liabilities			114.96%			115.27%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Average yield/rate is an annualized amount.

Comparison of Operating Results for the Three Months Ended March 31, 2024 and 2023

General. Net income (loss) for the three months ended March 31, 2024, was ($1.1) million, a decrease of $1.5 million, or 400.8%, compared to $376,000 for the three months ended March 31, 2023. The decrease in net income was primarily due to an increase in interest expense of $1.2 million and a decrease in non-interest income of $1.1 million, partially offset by a $365,000 increase in interest income and a $401,000 decrease in provision for income taxes.

Interest Income. Interest income increased by $365,000, or 9.3%, to $4.3 million for the three months ended March 31, 2024, compared to $3.9 million for the three months ended March 31, 2023. The increase in interest income is attributed to a $356,000, or 10.6%, increase in interest on loans, a $29,000, or 17.0%, increase in interest on other interest-earning assets and $21,000, or 5.0%, decrease in interest on investment securities available-for-sale.

During the three months ended March 31, 2024, average loans receivable, net, increased by $12.7 million, or 3.6%, from the three months ended March 31, 2023. The average yield on loans increased to 4.06% for the three months ended March 31, 2024, from 3.80% for the three months ended March 31, 2023.

The average balance of investment securities available-for-sale decreased $9.7 million, or 12.8%, to $66.3 million for the three months ended March 31, 2024, from $76.0 million for the three months ended March 31, 2023. The average yield on available-for-sale investment securities increased to 2.39% for the three months ended March 31, 2024, from 2.19% for the three months ended March 31, 2023. The increase in the average yield on available-for-sale investment securities was primarily due to the rising market interest rate environment. Interest income on cash and cash equivalents, comprised primarily of certificate of deposit in other financial institutions and overnight deposits, increased by $27,000, or 16.1%, for the three months ended March 31, 2024, due to an increase in the average yield to 3.78% for the three months ended March 31, 2024, from 3.28% for the three months ended March 31, 2023. The increase in average yield was due to the rise in market interest rates.

Interest Expense. Total interest expense increased $1.2 million, or 105.3%, to $2.3 million for the three months ended March 31, 2024, from $1.1 million for the three months ended March 31, 2023. The increase was primarily due to the increase in the average cost of deposits to 2.28% for the three months ended March 31, 2024, from 1.12% for the three months ended March 31, 2023, reflecting the rising market interest rate environment. The average balance of interest-bearing deposits increased by $3.2 million, or 0.8%, to $393.5 million for the three months ended March 31, 2024, from $390.3 million for the three months ended March 31, 2023.

Net Interest Income. Net interest income decreased $790,000, or 27.8%, to $2.0 million for the three months ended March 31, 2024, compared to $2.8 million for the three months ended March 31, 2023. The decrease reflects the decrease in the interest rate spread to 1.51% for the three months ended March 31, 2024, from 2.38% for the months ended March 31, 2023, while average net interest-earning assets decreased $649,000 period-to-period. The net interest margin decreased to 1.81% for the three months ended March 31, 2024, from 2.52% for the three months ended March 31, 2023. Both the interest rate spread and net interest margin decreased due to the rising interest rate environment. The average yield on interest-earning assets increased from 3.50% for the three months ended March 31, 2023, to 3.80% for the three months ended March 31, 2024. The average rate paid on interest-bearing liabilities increased from 1.12% for the three months ended March 31, 2023, to 2.28% for the three months ended March 31, 2024, primarily due to an increase in the average rate paid on certificates of deposit from 2.10% in 2023 to 3.74% in 2024. The increase in the average rate paid on certificates of deposit contributed to migration from lower yielding savings accounts, NOW accounts and money market accounts, to higher yielding certificates of deposit. The average balance of certificates of deposit increased from $193.1 million as of March 31, 2023, to $234.3 million as March 31, 2024, while over the same period the average balance of savings accounts decreased from $101.4 million to $83.5 million, the average balance of NOW accounts decreased from $55.9 million to $50.1 million and the average balance of money market accounts decreased from $39.9 million to $25.7 million.

Provision (Recovery) for Credit Losses. The recovery of credit losses on loans increased $100,000 to $100,000 for the three months ended March 31, 2024, compared to no provision (recovery) for the three months ended March 31, 2023. The increase in recovery was due to changes in qualitative factors primarily due to the evolving economic outlook, values in the local real estate market, positive trends in the past due and nonperforming loans, and the low level of net charge-offs. The allowance for credit losses on loans represented 0.73% of total loans at March 31, 2024, and 0.91% of total loans at March 31, 2023. The recovery of credit losses is based on our evaluation of the adequacy of the allowance for credit losses throughout the reporting period.

Total non-performing loans were $753,000 at March 31, 2024, compared to $366,000 at March 31, 2023. Classified loans totaled $212,000 at March 31, 2024, compared to $366,000 at March 31, 2023. As a percentage of nonperforming loans, the allowance for credit losses on loans was 358.53% at March 31, 2024, compared to 889.61% at March 31, 2023.

Noninterest Income (Loss). Noninterest income (loss) totaled ($897,000) for the three months ended March 31, 2024, a decrease of $1.1 million, or 491.9%, from $229,000 for the three months ended March 31, 2023. The decrease was primarily due to the $1.1 million realized loss on the sale of investment securities available-for-sale discussed earlier and a $6,000, or 5.8%, decrease in ATM and check card fees, offset by a $22,000, or 36.4%, increase in the cash surrender value of the bank owned life insurance, and a $3,000, or 5.6%, increase in deposit service charges and fees.

Noninterest Expense. Noninterest expense increased $93,000, or 3.6%, to $2.7 million for the three months ended March 31, 2024, compared to $2.6 million for the three months ended March 31, 2023. The increase was primarily due to an increase in salaries and employee benefits of $44,000, or 2.9%, an increase in occupancy and equipment expense of $38,000, or 9.6%, an increase in data processing expense of $39,000, or 15.5%, an increase in audit and examination fees of $21,000, or 48.7%, and an increase in FDIC insurance premiums of $20,000, or 66.6%, offset by a $41,000, or 59.5%, decrease in advertising expense, a $21,000, or 22.5%, decrease in director fees and a $7,000, or 10.3%, decrease in other expenses.

Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes decreased by $401,000, or 400.8%, to ($301,000) for the three months ended March 31, 2024, compared to $100,000 for the three months ended March 31, 2023. The decrease was due to a $1.9 million, or 400.8%, decrease in pretax income. The effective tax rate was 21% for both periods.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Dallas and from two correspondent banks and, until March 11, 2024, had the ability to obtain advances under the Federal Reserve Board’s Bank Term Funding Program. Under the terms of the Bank Term Funding Program, advances cannot be obtained after March 11, 2024. At March 31, 2024, we had no outstanding advances from the Federal Home Loan Bank of Dallas. At March 31, 2024, we had no outstanding balances under the correspondent bank credit facilities and no outstanding balance under the Bank Term Funding Program.

Time deposits that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 at March 31, 2024 and December 31, 2023 were $46,099,000 and $42,225,000, respectively.

Based on collateral pledged, consisting of all shares of FHLB stock owned and the blanket pledge of approximately $243,574,000 of its qualifying mortgage loans as of March 31,2024, the Bank was eligible to borrow up to an additional $168,207,000 as of March 31, 2024.

The Bank has an unsecured federal funds line of credit with FNBB that expires on June 30, 2024. The Bank is eligible to borrow up to $27,200,000. There was no amount outstanding on this line of credit as of March 31, 2024 and December 31, 2023.

The Bank is eligible to borrow from TIB’s Federal Funds Purchase Line Program, which provides overnight liquidity through pledge of certain qualifying securities. The Bank is eligible to borrow up to $15,000,000 and repayment is due the next day. There was no amount outstanding on this line of credit as of March 31, 2024 and December 31, 2023.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments. The levels of these assets depend on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. See the accompanying Statements of Cash Flows for further information.

We believe we maintain a strong liquidity position, and are committed to maintaining it. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2024, Fifth District was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements

At March 31, 2024, we had $22.9 million of outstanding commitments to originate loans, which primarily consists of $7.2 million of remaining funds to be disbursed on construction loans in process and $12.7 million of unused balances of home equity lines of credit. At March 31, 2024, certificates of deposit that are scheduled to mature on or before March 31, 2025 totaled $223.2 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may raise interest rates on deposits to attract new accounts or utilize Federal Home Loan Bank of Dallas advances, which may result in higher levels of interest expense.

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. All directors participate in discussions during the regular board meetings evaluating the interest rate risk inherent in our assets and liabilities, and the level of risk that is appropriate. These discussions take into consideration our business strategy, operating environment, capital, liquidity and performance objectives consistent with the policy and guidelines approved by them. The board of directors establishes policies and guidelines for managing interest rate risk.

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings. Among the techniques we are using to manage interest rate risk are:

●	maintaining capital levels that substantially exceed the thresholds for well-capitalized status under federal regulations;
●	maintaining a high liquidity level;
●	growing our core deposit accounts; and
●	managing our investment securities portfolio to reduce the average maturity and effective life of the portfolio.

By following these strategies, we believe that we are better positioned to react to increases and decreases in market interest rates.

We have not engaged in hedging activities, such as investing in futures or options. We do not anticipate entering into hedging transactions in the future.

Economic Value of Equity. We compute amounts by which the net present value of our assets and liabilities (economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases instantaneously by 100, 200, 300 and 400 basis point increments or decreases instantaneously by 100, 200, 300 and 400 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The following table sets forth, as of March 31, 2024, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. All estimated changes presented in the table are within the policy limits established by the board of directors.

At March 31, 2024
				EVE as a Percentage of Present Value
				of Assets (3)
		Estimated Increase (Decrease) in			Increase
		EVE			(Decrease)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)

400	$37,690	$(49,482)	(56.76)%	10.63%	(966)
300	$47,092	$(40,081)	(45.98)%	12.74%	(755)
200	$59,061	$(28,112)	(32.25)%	15.24%	(505)
100	$72,692	$(14,480)	(16.61)%	17.82%	(247)
Level	$87,172	—	—%	20.29%	—
(100)	$98,984	$11,812	13.55%	21.90%	161
(200)	$109,631	$22,459	25.76%	23.04%	275
(300)	$118,155	$30,982	35.54%	23.66%	337
(400)	$126,114	$38,941	44.67%	24.05%	376
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at March 31, 2024, we would have experienced a 32.25% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 25.76% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

Change in Net Interest Income. The following table sets forth, as of March 31, 2024, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. All estimated changes presented in the table are within the policy limits established by the board of directors.

At March 31, 2024
Change in Interest Rates	Net Interest Income Year 1
(basis points) (1)	Forecast	Year 1 Change from Level
	(Dollars in thousands)

400	$5,910	(39.52)%
300	$6,875	(29.63)%
200	$7,863	(19.52)%
100	$8,831	(9.61)%
Level	$9,770	—
(100)	$10,012	2.47%
(200)	$10,081	3.18%
(300)	$10,132	3.71%
(400)	$10,281	5.23%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that as of March 31, 2024, we would have experienced a 19.52% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 3.18% increase in net interest income in the event of an instantaneous 200 basis point decrease in market interest rates.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes in EVE and NII require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. For instance, the EVE and NII tables presented above assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. However, the shape of the yield curve changes constantly and the value and pricing of our assets and liabilities, including our deposits, may not closely correlate with changes in market interest rates. Accordingly, although the EVE and NII tables may provide an indication of our interest rate risk exposure at a particular point in time and in the context of a particular yield curve, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on EVE and NII and will differ from actual results.

EVE and net interest NII calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits and borrowings.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

The information in Item 2 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Market Risk” is incorporated in this Item 3 by reference.

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2024. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective due to the material weaknesses disclosed above in Item 2 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Internal Control Over Financial Reporting.”

During the quarter ended March 31, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as follows to address the material weaknesses disclosed above in Item 2 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Internal Control Over Financial Reporting”: We currently are assessing and improving our processes and control procedures to ensure they will operate at an acceptable level of assurance. The remedial measures we will take to address these material weaknesses include calculating an allowance for credit losses on unfunded commitments; revising the peer group of institutions to include institutions whose loan portfolios better reflect the composition of our loan portfolio; obtaining updated independent appraisals for loans being evaluated for impairment; enhancing qualitative factors support to include data points tied to a specified timeframe, such as, for example, the unemployment rate, to consistently allocate basis point reserves for each reporting period; using qualitative factors to adjust the allowance for credit losses for economic conditions that impact us and documenting the adjustments in a narrative accompanying the allowance calculation; and assigning an independent individual to review the allowance calculation to assure its accuracy and completeness.

Part II – Other Information

Item 1.Legal Proceedings

The Company is not subject to any pending legal proceedings. The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement“ (as such term is defined in Item 408 of SEC Regulation S-K).

Item 6.Exhibits

3.1	Articles of Incorporation of Fifth District Bancorp, Inc. (1)

3.2	Bylaws of Fifth District Bancorp, Inc. (2)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the quarter ended March 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive (Loss) Income, (iv) Statements of Equity Capital, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277776), initially filed on March 8, 2024.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277776), initially filed on March 8, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH DISTRICT BANCORP, INC.

Date: June 24, 2024	/s/ Brian W. North
Brian W. North
President and Chief Executive Officer (Duly Authorized Representative and Principal Executive Officer)

Date: June 24, 2024	/s/ Melissa C. Burns
Melissa C. Burns
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer