Form 10-Q
period 2024-06-30
Fifth District Bancorp, Inc.
filed 2024-08-14
CIK 2012726

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                         to

Commission File No. 001-42198

Fifth District Bancorp, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	99-1897673
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4000 General DeGaulle Drive, New Orleans, Louisiana	70114
(Address of Principal Executive Offices)	(Zip Code)

(504) 362-7544

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	FDSB	The Nasdaq Stock Market, LLC

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

5,559,473 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding as of August 14, 2024.

Fifth District Bancorp, Inc.

Form 10-Q

i

EXPLANATORY NOTE

Fifth District Bancorp, Inc. (the “Company,” “we” or “us”) was incorporated on February 15, 2024, to serve as the savings and loan holding company for Fifth District Savings Bank (“Fifth District” or the “Bank”) upon the consummation of the Bank’s conversion from the mutual form of organization to the stock form of organization. As of June 30, 2024, the conversion had not yet been consummated and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the financial statements, related notes, and other financial information included in this report relate primarily to the Bank. The conversion was consummated effective July 31, 2024.

The unaudited financial statements and other financial information contained in this report should be read in conjunction with the audited financial statements, and related notes, of the Bank as of and for each of the years ended December 31, 2023 and 2022, contained in the Company’s definitive prospectus dated May 10, 2024, as filed with the Securities and Exchange Commission on May 20, 2024.

Part I. – Financial Information

Item 1.Financial Statements

FIFTH DISTRICT SAVINGS BANK

Balance Sheets

(in thousands, except per share amounts)

	June 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
Assets
Cash and Due from Banks	$2,375	$4,587
Interest-Bearing Deposits at Other Financial Institutions	43,840	14,719
Total Cash and Cash Equivalents	46,215	19,306

Investment Securities Available-for-Sale, at Fair Value	72,109	67,901
Restricted Stock	895	881
Loans Receivable, Net of Unearned Income	369,606	367,840
Allowance for Credit Losses	(1,699)	(2,802)
Loans Receivable, Net	367,907	365,038
Bank Owned Life Insurance	10,513	10,332
Premises and Equipment, Net	12,213	12,475
Accrued Interest Receivable	2,071	1,757
Real Estate Owned	42	42
Deferred Tax Asset, Net	1,882	2,063
Other Assets	2,162	1,002

Total Assets	$516,009	$480,797

Liabilities and Equity Capital
Liabilities
Deposits
Interest-Bearing	$395,307	389,207
Noninterest-Bearing	33,287	796
Advances from Borrowers for Taxes, Insurance, and Repairs	4,148	4,352
Short-Term Federal Home Loan Bank Advances	—	4,000
Other Liabilities	5,237	4,644

Total Liabilities	437,979	402,999

Equity Capital
Retained Earnings	84,322	84,771
Accumulated Other Comprehensive Loss	(6,292)	(6,973)

Total Equity Capital	78,030	77,798

Total Liabilities and Equity Capital	$516,009	$480,797

The accompanying notes are an integral part of these financial statements.

FIFTH DISTRICT SAVINGS BANK

Statements of Operations (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest and Dividend Income
Loans, Including Fees	$3,809	$3,487	$7,512	$6,833
Investment Securities	508	437	903	854
Other Interest-Earning Assets	324	164	527	337

Total Interest and Dividend Income	4,641	4,088	8,942	8,024

Interest Expense
Deposits	2,367	1,470	4,614	2,568
Short-Term Federal Home Loan Bank Advances	—	—	5	—

Total Interest Expense	2,367	1,470	4,619	2,568

Net Interest Income	2,274	2,618	4,323	5,456

Recovery of Credit Losses on Loans	(1,000)	—	(1,100)	—

Net Interest Income After Recovery of Credit Losses	3,274	2,618	5,423	5,456

Non-Interest Income
Deposit Service Charges and Fees	52	47	105	98
ATM and Check Card Fees	101	105	198	208
Bank Owned Life Insurance	98	88	181	148
Loss on Investments Securities	—	—	(1,144)	—
Other	149	10	178	23

Total Non-Interest Income (Loss)	400	250	(482)	477

Non-Interest Expense
Salaries and Employee Benefits	1,607	1,512	3,171	3,032
Occupancy and Equipment	466	423	895	814
Federal Deposit Insurance	51	30	101	60
Directors	73	89	145	183
Professional and Legal	38	38	75	77
Audit and Examination	63	35	126	77
Data Processing	313	268	608	523
Advertising	48	73	76	142
Other	150	142	312	291

Total Non-Interest Expense	2,809	2,610	5,509	5,199

Income (Loss) Before Income Taxes	865	258	(568)	734

Provision (Benefit) for Income Taxes	182	54	(119)	154

Net Income (Loss)	$683	$204	$(449)	$580

The accompanying notes are an integral part of these financial statements.

FIFTH DISTRICT SAVINGS BANK

Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Income (Loss)	$683	$204	$(449)	$580

Other Comprehensive Income (Loss), Net of Tax
Unrealized Net Gains (Losses) on Investment Securities Available-for-Sale Arising During the Period	380	(324)	1,585	204

Reclassification Adjustment for Net Losses Realized in Net Income (Loss), Net	—	—	(904)	—

Total Other Comprehensive Income (Loss)	380	(324)	681	204

Comprehensive Income (Loss)	$1,063	$(120)	$232	$784

The accompanying notes are an integral part of these financial statements.

FIFTH DISTRICT SAVINGS BANK

Statements of Equity Capital (Unaudited)

(in thousands)

		Accumulated
		Other	Total
	Retained	Comprehensive	Equity
	Earnings	Loss	Capital
Balance at March 31, 2023	$84,350	$(7,377)	$76,973

Net Income	204	—	204

Other Comprehensive Loss	—	(324)	(324)

Balance at June 30, 2023	$84,554	$(7,701)	$76,853

Balance at March 31, 2024	$83,639	$(6,672)	$76,967

Net Income	683	—	683

Other Comprehensive Income	—	380	380

Balance at June 30, 2024	$84,322	$(6,292)	$78,030

		Accumulated
		Other	Total
	Retained	Comprehensive	Equity
	Earnings	Loss	Capital
Balance at December 31, 2022	$83,974	$(7,905)	$76,069

Net Income	580	—	580

Other Comprehensive Income	—	204	204

Balance at June 30, 2023	$84,554	$(7,701)	$76,853

Balance at December 31, 2023	$84,771	$(6,973)	$77,798

Net Loss	(449)	—	(449)

Other Comprehensive Income	—	681	681

Balance at June 30, 2024	$84,322	$(6,292)	$78,030

The accompanying notes are an integral part of these financial statements.

FIFTH DISTRICT SAVINGS BANK

Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash Flows from Operating Activities
Net Income (Loss)	$(449)	$580
Adjustments to Reconcile Net Income (Loss) to Net
Cash Provided by (Used in) Operating Activities
Recovery of Credit Losses	(1,100)	—
Gain on Sale of Premises and Equipment	(141)	—
Depreciation	353	270
Net Amortization of Deferred Loan Costs	3	19
Net Amortization on Investment Securities	111	156
Loss on Sale of Investment Securities	1,144	—
Federal Home Loan Bank Stock Dividend	(14)	(11)
Increase in Cash Surrender Value on Bank Owned Life Insurance	(181)	(148)
Changes in Operating Assets and Liabilities
Accrued Interest Receivable	(314)	81
Other Assets	(1,160)	(453)
Other Liabilities	593	453

Net Cash Provided by (Used in) Operating Activities	(1,155)	947

Cash Flows from Investing Activities
Proceeds from Sale or Maturities of Investment Securities
Available-for-Sale	21,369	5,859
Purchases of Investment Securities Available-for-Sale	(25,970)	(1,000)
Proceeds from Maturities of Certificates of Deposit at
Other Financial Institutions	—	249
Increase in Loans Receivable, Net	(1,772)	(10,596)
Proceeds from Sale of Premises and Equipment	510	—
Purchases of Premises and Equipment	(460)	(930)

Net Cash Used in Investing Activities	(6,323)	(6,418)

The accompanying notes are an integral part of these financial statements.

FIFTH DISTRICT SAVINGS BANK

Statements of Cash Flows (Continued) (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash Flows from Financing Activities
Increase in Deposits, Net	38,591	109
Federal Home Loan Bank Advances	(4,000)	—
Advances by Borrowers for Taxes,
Insurance, and Repairs	(204)	(760)

Net Cash Provided by (Used in) Financing Activities	34,387	(651)

Net Increase (Decrease) in Cash and Cash Equivalents	26,909	(6,122)

Cash and Cash Equivalents, Beginning of Year	19,306	20,036

Cash and Cash Equivalents, End of Year	$46,215	$13,914

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for Interest	$4,472	2,200
Cash Paid During the Period for Taxes	$—	125
Market Value Adjustment for Unrealized Loss on
Investment Securities Available-for-Sale	$862	258

The accompanying notes are an integral part of these financial statements.

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

Note 1.	Summary of Significant Accounting Policies (Unaudited)

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

The costs of issuing the common stock will be deferred and deducted from the sales proceeds of the stock offering.  If the conversion is unsuccessful, all deferred costs will be charged to operations.  The Bank had $1,419,000 and $203,000 of deferred conversion costs as of June 30, 2024 and December 31, 2023, respectively, included in other assets on the balance sheets.  The Bank incurred approximately $127,000 in deferred conversion costs subsequent to June 30, 2024 through the date the financial statements were available to be issued.  Upon the completion of the conversion transaction, the Bank will establish a liquidation account in the amount of its retained earnings contained in the latest financial statements included in the final prospectus.  The liquidation account will be maintained for the benefit of eligible depositors who maintain deposit accounts in the Bank at the time of the conversion.  The conversion will be accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities, and equity unchanged as a result.

The Conversion was completed on July 31, 2024, at which time the Company became the holding company of the Bank, with the Company owning all of the issued and outstanding shares of the Bank’s common stock.  In the Conversion the Company sold 5,459,473 shares of its common stock at $10.00 per share and contributed an additional 100,000 shares of its common stock to The Fifth District Community Foundation, Inc.

Basis of Presentation

The accounting and reporting policies and practices of the Bank conform with accounting principles generally accepted in the United States of America (U.S. GAAP) and predominant practices within the banking industry.

In the opinion of management, the accompanying unaudited financial statements include all adjustments considered necessary to present fairly the Bank’s financial position as of June 30, 2024 and December 31, 2023,

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

results of operations for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023.  All adjustments are normal and recurring nature and are the only adjustments included in the accompanying unaudited financial statements.  Interim results are not necessarily indicative of results for a full year.

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

The determination of the adequacy of the allowance for credit losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of estimated losses on loans and unfunded commitments, management obtains independent appraisals for significant collateral. While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination processes, periodically review the estimated losses on loans. Based on such reviews the Bank may determine to recognize additional losses based on their judgements about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near-term. However, the amount of the change that is reasonably possible cannot be estimated.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand, cash items, amounts due from banks, and interest-bearing deposits at other financial institutions with an original maturity of 90 days or less, and federal funds sold. Generally, federal funds are sold for one-day periods.

Cash and due from banks include bank deposit accounts aggregating approximately $28,569,000  and $8,934,000  in excess of the Federal Deposit Insurance Corporation limit of $250,000 per institution on June 30, 2024 and December 31, 2023, respectively. The Bank has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

The Bank may be required to maintain cash reserves with the Federal Reserve Bank. The requirement is dependent upon the Bank’s cash on hand or noninterest-bearing balances. There was no reserve requirement as of June 30, 2024, and December 31, 2023.

Investment Securities

Debt securities classified as held-to-maturity are those debt securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are carried at cost, adjusted for amortization of premium and accretion of discounts. Purchase premiums and discounts are recognized in interest income using the effective interest method over the terms of the securities, identified as the call date as to premiums and maturity date as to discounts. The Bank held no held-to-maturity securities as of June 30, 2024 or December 31, 2023.

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

Debt securities classified as available-for-sale are those debt securities that the Bank intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movement in interest rates, changes in the maturity mix of the Bank’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. These securities are carried at estimated fair value by a third-party pricing service with any unrealized gains or losses excluded from net income and reported in accumulated other comprehensive income (loss), which is reported as a separate component of equity capital, net of the related deferred tax effect.

Debt securities that are classified as trading are acquired and held principally for the purpose of selling in the near term. These securities are carried at estimated fair value by a third-party pricing service with any unrealized gains or losses included in net income and reported in non-interest income in the statements of income. The Bank held no trading securities as of June 30, 2024 or December 31, 2023.

Gains and losses realized on sales of debt securities, determined using the adjusted cost basis of the specific securities sold, are included in non-interest income in the statements of operations.  Dividend and interest income, including amortization of premium and accretion of discount arising at acquisition, from all categories of investment securities are included in interest income in the statements of operations.

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

If either of the above criteria is not met, the Bank evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Bank may consider various factors including the extent to which fair value is less than amortized cost, performance on underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments, and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected is compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss, limited to the amount that the fair value is less than the amortized cost basis, recognized as a provision for credit loss in the statements of operations. Any amount of noncredit related unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income.

Changes in the allowance for credit loss are recorded as provision for (or recovery of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2024 and December 31, 2023, there was no allowance for credit loss related to the available-for-sale portfolio.

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

Accrued interest receivable on available-for-sale securities totaled approximately $237,000 and $168,000 at June 30, 2024 and December 31, 2023, respectively, and was excluded from the estimate of credit losses.

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs.

Accrued interest receivable related to loans totaled approximately $1,834,000 and $1,589,000 at June 30, 2024, and December 31, 2023, respectively, and was reported in accrued interest receivable on the balance sheets. Interest income is accrued on the unpaid principal balance as earned using the interest method over the life of the loan. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment to the related loan’s yield using the effective interest method over the contractual life of the loan.

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

Loans that do not share risk characteristics are evaluated on an individual basis. When the borrower is experiencing financial difficulty and repayment is expected to be provided through the operation or sale of the collateral, the expected credit losses are based on the fair value of collateral at the reporting date, adjusted for estimated selling costs, as appropriate.

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

The Bank records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Bank’s statements of operations. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for unfunded commitments is included in other liabilities on the Bank’s balance sheets.

Bank Owned Life Insurance

The Bank is the beneficiary of life insurance contracts purchased on the lives of certain officers of the Bank which are reported at their cash surrender value. At June 30, 2024, and December 31, 2023, life insurance contracts totaled approximately $10,513,000 and $10,332,000, respectively. Appreciation in the cash surrender value amounted to approximately $98,000 and $88,000 for the three months ended June 30, 2024 and 2023, respectively, and $181,000 and $148,000 for the six months ended June 30, 2024 and 2023, respectively.   Appreciation in value of the insurance policies is included in bank owned life insurance within non-interest income in the statements of operations.

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

The ability of the Bank to recover the carrying value of real estate is based upon future sales of the real estate owned. The ability to effect such recovery is subject to market conditions and other factors, many of which are beyond the Bank’s control. Operating income of such properties, net of related expenses, and gains and losses on their disposition, are included in the statements of operations. The Bank had approximately $42,000 of real estate owned as of June 30, 2024, and December 31, 2023.

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

The Bank recognized no interest and/or penalties in the statements of operations for the three months and six months ended June 30, 2024 and 2023, nor any amount of interest and/or penalties payable that were recognized in the balance sheets as of June 30, 2024 and December 31, 2023, in relation to its income tax returns. Any penalties or interest would be recognized in income tax expense.

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

Non-Direct-Response Advertising

The Bank expenses all advertising costs, except for direct-response advertising, as incurred. Advertising and promotional expenses totaled approximately $48,000 and $73,000 for the three months ended June 30, 2024 and 2023, respectively, and $76,000 and $142,000 for the six months ended June 30, 2024 and 2023, respectively.   In the event the Bank incurs expenses for material direct-response advertising, it will be amortized over the estimated benefit period. Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits. For the three months and six months ended June 30, 2024, and 2023, the Bank did not incur any direct-response advertising costs.

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

In July 2023, the FASB issued ASU 2023-03 which included amendments to SEC Paragraphs in the Accounting Standards Codification pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022, EITF meeting, and Staff Accounting Bulletin Topic 6.B.  The amendments were effective upon issuance.  The Bank does not expect these amendments to have a material effect on its financial statements.

In August 2023, the FASB issued ASU 2023-04, which included amendments to SEC Paragraphs in the Accounting Standards Codification pursuant to SEC Staff Accounting Bulletin No. 121.  The amendments were effective upon issuance.  The Bank does not expect these amendments to have a material effect on its financial statements.

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

In December 2023, the FASB issued ASU 2023-09, which amended the Income Taxes topic in the Accounting Standards Codification 742 to improve the transparency of income tax disclosures.  The amendments are effective for annual periods beginning after December 15, 2024.  Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance.  The Bank does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Bank’s financial position, results of operations or cash flows.

Note 2.	Investment Securities

The amortized cost and estimated fair values of investment securities available-for-sale at June 30, 2024 and December 31, 2023 are as follows (in thousands):

	June 30, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2024	Cost	Gains	Losses	Value
U.S. Government Agencies	$1,500	$—	$(29)	$1,471
Mortgage-Backed Securities	77,062	53	(7,935)	69,180
Collateralized Mortgage Obligations	1,588	—	(130)	1,458

Total	$80,150	$53	$(8,094)	$72,109

	December 31, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2023	Cost	Gains	Losses	Value
U.S. Government Agencies	$1,000	$—	$(34)	$966
Mortgage-Backed Securities	74,072	15	(8,759)	65,328
Collateralized Mortgage Obligations	1,733	—	(126)	1,607

Total	$76,805	$15	$(8,919)	$67,901

The following tables show the gross unrealized losses and estimated fair value of investment securities available-for-sale for which an allowance for credit losses has not been recorded by category and length of time that securities have been in a continuous unrealized loss position at June 30, 2024, and December 31, 2023 (in thousands):

	Securities		Securities
	With Losses Under		With Losses Over
	12 Months		12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2024	Value	Loss	Value	Loss	Value	Loss
U.S. Government Agencies	$—	$—	$1,471	$(29)	$1,471	$(29)
Mortgage-Backed Securities	15,626	(74)	42,168	(7,861)	57,794	(7,935)
Collateralized Mortgage Obligations	—	—	1,458	(130)	1,458	(130)

Total	$15,626	$(74)	$45,097	$(8,020)	$60,723	$(8,094)

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

	Securities		Securities
	With Losses Under		With Losses Over
	12 Months		12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2023	Value	Loss	Value	Loss	Value	Loss
U.S. Government Agencies	$—	$—	$966	$(34)	$966	$(34)
Mortgage-Backed Securities	498	(2)	63,384	(8,757)	63,882	(8,759)
Collateralized Mortgage Obligations	—	—	1,607	(126)	1,607	(126)

Total	$498	$(2)	$65,957	$(8,917)	$66,455	$(8,919)

At June 30, 2024, 69 of the Bank’s available-for-sale securities had unrealized losses totaling 11.8% of the individual securities’ amortized cost basis and 10.1% of the Bank’s total amortized cost basis of the investment securities portfolio. At June 30, 2024, 60 of the 69 securities had been in a continuous loss position for over 12 months. The unrealized losses of these securities are believed to be caused by interest rate increases and changing market conditions and the Bank does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Management has determined that the declines in the fair value of these securities are not attributable to credit losses.

All of the mortgage-backed securities and collateralized mortgage obligations in an unrealized loss position are issued or guaranteed by government-sponsored enterprises.

No allowance for credit losses was recorded for available-for-sale securities at June 30, 2024, and December 31, 2023.

The amortized cost and estimated fair value of securities classified as available-for-sale at June 30, 2024, by contractual maturity, are shown in the table below (in thousands). Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of the exercise of call options and potential paydowns. Accordingly actual maturities may differ from contractual maturities.

	Amortized	Fair
	Cost	Value
Available-for-Sale
Due in 1 Year or Less	$—	$—
Due after 1 Year through 5 Years	689	678
Due after 5 Years through 10 Years	—	—
Due after 10 Years	79,461	71,431

Total	$80,150	$72,109

There were no sales of available-for-sale securities during the three months ended June 30, 2024 and 2023.  The Bank sold $18,685,000 securities available-for-sale and recorded a loss of $1,144,000 during the six months ended June 30, 2024 and there was no sales of available-for-sale securities during the six months ended June 30, 2023.

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

Note 3.	Restricted Stock

The following table shows the amount of restricted stock as of June 30, 2024, and December 31, 2023 (in thousands):

	2024	2023
Federal Home Loan Bank	$545	$531
First National Bankers Bank	350	350

Total	$895	$881

Note 4.	Loans Receivable and Allowance for Credit Losses

Loans receivable at June 30, 2024, and December 31, 2023 are summarized as follows (in thousands):

	2024	2023
One-to-Four Family Mortgages	$334,244	$337,056
Home Equity Loans / Lines of Credit	8,203	8,550
Construction Loans	10,268	8,128
Consumer Loans	1,053	913
Commercial Loans	15,045	12,403

Total Loans Receivable	368,813	367,050

Allowance for Credit Losses	(1,699)	(2,802)
Net Deferred Loan Costs	793	790

Total Loans Receivable, Net	$367,907	$365,038

The following tables present an analysis of past-due loans as of June 30, 2024, and December 31, 2023 (in thousands):

			Loans 90 Days or
	30-59 Days	60-89 Days	More Past Due and	Nonaccrual	Current	Total Loans
June 30, 2024	Past Due	Past Due	Still Accruing	Loans	Loans	Receivable
One-to-Four Family Mortgages	$—	$1,630	$939	$118	$331,557	$334,244
Home Equity Loans / Lines of Credit	—	—	—	—	8,203	8,203
Construction Loans	—	138	—	—	10,130	10,268
Consumer Loans	—	—	—	—	1,053	1,053
Commercial Loans	—	—	—	—	15,045	15,045

Total	$—	$1,768	$939	$118	$365,988	$368,813

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

			Loans 90 Days or
	30-59 Days	60-89 Days	More Past Due and	Nonaccrual	Current	Total Loans
December 31, 2023	Past Due	Past Due	Still Accruing	Loans	Loans	Receivable
One-to-Four Family Mortgages	$2,655	$1,524	$950	$153	$331,774	$337,056
Home Equity Loans / Lines of Credit	—	4	—	—	8,546	8,550
Construction Loans	—	—	—	—	8,128	8,128
Consumer Loans	33	—	—	—	880	913
Commercial Loans	—	—	—	—	12,403	12,403

Total	$2,688	$1,528	$950	$153	$361,731	$367,050

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

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

The following table presents the Bank’s recorded investment in loans by credit quality indicator by year of origination as of June 30, 2024 (in thousands):

	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
One-to-Four Family Mortgages
Pass	$4,997	$15,350	$42,188	$58,209	$48,898	$162,748	$—	$332,390
Special Mention	—	—	580	774	—	382	—	1,736
Substandard	—	—	118	—	—	—	—	118
Total One-to-Four Family Mortgages	$4,997	$15,350	$42,886	$58,983	$48,898	$163,130	$—	$334,244

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Home Equity Loans/Lines of Credit
Pass	$38	$66	$95	$—	$—	$490	$7,514	$8,203
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Home Equity Loans/Lines of Credit	$38	$66	$95	$—	$—	$490	$7,514	$8,203

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$3	$3

Construction Loans
Pass	$2,150	$7,081	$184	$408	$284	$161	$—	$10,268
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Construction Loans	$2,150	$7,081	$184	$408	$284	$161	$—	$10,268

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans
Pass	$262	$305	$63	$36	$42	$345	$—	$1,053
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Consumer Loans	$262	$305	$63	$36	$42	$345	$—	$1,053

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans
Pass	$4,253	$6,656	$4,031	$—	$—	$—	$105	$15,045
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Commercial Loans	$4,253	$6,656	$4,031	$—	$—	$—	$105	$15,045

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

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

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

Nonaccrual Loans

The following table is a summary of the Bank’s nonaccrual loans by major categories at June 30, 2024 and December 31, 2023(in thousands):

	June 30, 2024			December 31, 2023
	Nonaccrual	Nonaccrual		Nonaccrual	Nonaccrual	Total
	Loans	Loans		Loans	Loans
	with	with	Total	with	with
	No	an	Nonaccrual	No	an	Nonaccrual
	Allowance	Allowance	Loans	Allowance	Allowance	Loans
One-to-Four Family Mortgages	$118	$—	$118	$153	$—	$153
Home Equity Loans/Lines of Credit	—	—	—	—	—	—
Construction Loans	—	—	—	—	—	—
Consumer Loans	—	—	—	—	—	—
Commercial Loans	—	—	—	—	—	—

Total	$118	$—	$118	$153	$—	$153

Interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Payments received while on nonaccrual status are applied to the principal balance of nonaccrual loans. The Bank does not recognize interest income while loans are on nonaccrual status.

The following table represents the accrued interest receivables written off by reversing interest income during the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
One-to-Four Family Mortgages	$4	$4	$4	$4
Home Equity Loans/Lines of Credit	—	—	—	—
Construction Loans	—	—	—	—
Consumer Loans	—	—	—	—
Commercial Loans	—	—	—	—

Total	$4	$4	$4	$4

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

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

The following table presents an analysis of collateral-dependent loans of the Bank as of June 30, 2024 and December 31, 2023 (in thousands):

	Residential		Business
June 30, 2024	Properties	Land	Assets	Other	Total
One-to-Four Family Mortgages	$118	$—	$—	$—	$118
Home Equity Loans/Lines of Credit	—	—	—	—	—
Construction Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Commercial Loans	—	—	—	—	—

Total	$118	$—	$—	$—	$118

	Residential		Business
December 31, 2023	Properties	Land	Assets	Other	Total
One-to-Four Family Mortgages	$153	$—	$—	$—	$153
Home Equity Loans/Lines of Credit	—	—	—	—	—
Construction Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Commercial Loans	—	—	—	—	—

Total	$153	$—	$—	$—	$153

Allowance for Credit Losses

The decrease in the allowance for credit losses as of June 30, 2024 as compared to December 31, 2023 was driven by various factors, including the evolving economic outlook, values in the local real estate market, low net charge-offs, and refining our peer group selection to better align with peers whose loan portfolios reflect the composition of our own loan portfolio and the current local economic conditions.  Adjusting this component of our estimate has resulted in a reduced peer group loss rate and corresponding adjustments to our peer comparisons.  This change in accounting estimate will be recognized prospectively.  In turn our CECL reserve percentage was decreased resulting in a $1.1 million reversal in our allowance for credit loss.

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

The following table summarizes the activity related to the allowance for credit losses for the three months ended June 30, 2024 and 2023 (in thousands):

	One-to-Four	Home Equity
	Family	Loans / Lines	Construction	Consumer	Commercial
Three Months Ended June 30, 2024	Mortgages	of Credit	Loans	Loans	Loans	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$2,454	$54	$32	$9	$126	$24	$2,699
Recovery of Credit Loss	(1,181)	3	(25)	(9)	19	193	(1,000)
Loans Charged-Off	—	—	—	—	—	—	—
Recoveries Collected	—	—	—	—	—	—	—

Ending Balance	$1,273	$57	$7	$—	$145	$217	$1,699

Three Months Ended June 30, 2023
Allowance for Credit Losses
Beginning Balance, Prior to Adoption of ASC 326	$2,738	$60	$73	$—	$2	$380	$3,253
Recovery of Credit Loss	—	—	—	—	—	—	—
Loans Charged-Off	—	—	—	—	—	—	—
Recoveries Collected	—	—	—	—	—	—	—

Ending Balance	$2,738	$60	$73	$—	$2	$380	$3,253

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

The following table includes disclosures related to the allowance for loan losses for the six months ended June 30, 2024 and 2023 (in thousands):

	One-to-Four	Home Equity
	Family	Loans / Lines	Construction	Consumer	Commercial
Six Months Ended June 30, 2024	Mortgages	of Credit	Loans	Loans	Loans	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$2,554	$57	$32	$9	$126	$24	$2,802
Recovery of Credit Loss	(1,281)	3	(25)	(9)	19	193	(1,100)
Loans Charged-Off	—	(3)	—	—	—	—	(3)
Recoveries Collected	—	—	—	—	—	—	—

Ending Balance	$1,273	$57	$7	$—	$145	$217	$1,699

Six Months Ended June 30, 2023
Allowance for Credit Losses
Beginning Balance, Prior to Adoption of ASC 326	$2,738	$60	$73	$—	$2	$380	$3,253
Recovery of Credit Loss	—	—	—	—	—	—	—
Loans Charged-Off	—	—	—	—	—	—	—
Recoveries Collected	—	—	—	—	—	—	—

Ending Balance	$2,738	$60	$73	$—	$2	$380	$3,253

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

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

Upon the Bank’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectable, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The Bank had no loans with modifications to borrowers experiencing financial difficulty as of June 30, 2024, and December 31, 2023.

There were no modifications to borrower’s experiencing financial difficulty entered into during the three and six months ended June 30, 2024 and 2023 and no loans which had defaults during the three and six months ended June 30, 2024 and 2023 which have been modified due to the borrower experiencing financial difficulty.

Unfunded Commitments

The Bank did not record an adjustment for unfunded commitments for the adoption of ASC 326. For the three and six months ended June 30, 2024 and 2023, provision for credit losses for unfunded commitments totaled approximately $-0-. At June 30, 2024 and December 31, 2023, the liability for credit losses on off-balance-sheet credit exposures included in other liabilities was approximately $125,000.

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

An analysis of the related party activity during the six months ended June 30, 2024 and 2023 is as follows (in thousands):

	June 30,
	2024	2023
Balance, Beginning of the Year	$546	$579
New Loans	—	—
Change in Related Parties, Net	—	—
Repayments, Net	(17)	(16)

Balance, End of Year	$529	$563

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

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of common equity Tier I capital, Tier I capital and total capital to risk-weighted assets and Tier I capital to average assets. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel Ill rules) became fully effective for the Bank on January 1, 2019. Management believes, as of June 30, 2024 and December 31, 2023, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2024 and December 31, 2023, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total ratios as disclosed in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s prompt corrective action category.

The Bank’s actual capital amounts and ratios as of June 30, 2024 and December 31, 2023 are also presented in the table below (dollar amounts in thousands):

					Required to Be Well-
			Required for		Capitalized Under
			Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
Tier 1 Capital to Average Assets	$84,324	16.91%	$19,947	4.00%	$24,933	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	84,324	33.54	11,314	4.50	16,342	6.50
Tier 1 Capital to Risk-Weighted Assets	84,324	33.54	15,085	6.00	20,113	8.00
Total Capital to Risk-Weighted Assets	86,148	34.27	20,110	8.00	25,138	10.00

December 31, 2023
Tier 1 Capital to Average Assets	$84,771	17.41%	$19,476	4.00%	$24,345	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	84,771	34.15	11,170	4.50	16,135	6.50
Tier 1 Capital to Risk-Weighted Assets	84,771	34.15	14,894	6.00	19,859	8.00
Total Capital to Risk-Weighted Assets	87,698	35.33	19,858	8.00	24,823	10.00

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

Note 6.	Comprehensive Income (Loss)

The components of other comprehensive income (loss) and related tax effects are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross Unrealized Holding Gains on Investment Securities Available-for-Sale	$480	$(410)	$2,006	$258
Tax Effect:
Current Year Tax Effect	(100)	86	(421)	(54)

Net-of-Tax Amount	380	(324)	1,585	204

Reclassification Adjustment for Net Losses Realized in Net Income	—	—	(1,144)	—
Tax Effect:
Current Year Tax Effect	—	—	240	—

Net-of-Tax Amount	—	—	(904)	—

Gross Pension-Related Changes Other than Net Periodic Pension Cost	—	—	—	—
Tax Effect	—	—	—	—

Net-of-Tax Amount	—	—	—	—

Total	$380	$(324)	$681	$204

Note 7.	Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the Bank’s balance sheets.

The contract amounts of those instruments reflect the extent of the involvement the Bank has in particular classes of financial instruments. As of June 30, 2024 and December 31, 2023, the Bank had made various commitments to extend credit totaling approximately $23,447,000 and $24,000,000, respectively. Of these commitments, approximately $8,865,000 and $9,368,000 are at variable rates as of June 30, 2024 and December 31, 2023, respectively.

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

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 are summarized below (in thousands):

				Total
	Fair Value Measurements			Estimated
June 30, 2024	Level 1	Level 2	Level 3	Fair Value
Investment Securities Available-for-Sale
U.S. Government Agencies	$—	$1,471	$—	$1,471
Mortgage-Backed Securities	—	69,180	—	69,180
Collateralized Mortgage Obligations	—	1,458	—	1,458

Total	$—	$72,109	$—	$72,109

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

				Total
	Fair Value Measurements			Estimated
December 31, 2023	Level 1	Level 2	Level 3	Fair Value
Investment Securities Available-for-Sale
U.S. Government Agencies	$—	$966	$—	$966
Mortgage-Backed Securities	—	65,328	—	65,328
Collateralized Mortgage Obligations	—	1,607	—	1,607

Total	$—	$67,901	$—	$67,901

The Bank did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at June 30, 2024 and December 31, 2023.

There were no transfers into, out of, purchases, or sales of Level 3 securities during the three and six months ended June 30, 2024 and 2023.

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

The following tables present the Bank’s assets and liabilities measured at fair value on a non-recurring basis at June 30, 2024 and December 31, 2023 (in thousands):

				Total
	Fair Value Measurements			Estimated
June 30, 2024	Level 1	Level 2	Level 3	Fair Value
Assets
Collateral Dependent Loans	$—	$—	$118	$118
Real Estate Owned	—	—	42	42

Total	$—	$—	$160	$160

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

				Total
	Fair Value Measurements			Estimated
December 31, 2023	Level 1	Level 2	Level 3	Fair Value
Assets
Collateral Dependent Loans	$—	$—	$153	$153
Real Estate Owned	—	—	42	42

Total	$—	$—	$195	$195

The following tables show significant unobservable inputs used in the fair value measurement of Level 3 assets:

	Valuation	Unobservable	Range of	Weighted Average
June 30, 2024	Technique	Inputs	Discount	Discount
Collateral Dependent Loans	Third-party appraisals and discounted cash flows	Collateral discounts and estimated costs to sell	6% - 10%	6%
Real Estate Owned	Third-party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	6% - 10%	6%

	Valuation	Unobservable	Range of	Weighted Average
December 31, 2023	Technique	Inputs	Discount	Discount
Collateral Dependent Loans	Third-party appraisals and discounted cash flows	Collateral discounts and estimated costs to sell	6% - 10%	6%
Real Estate Owned	Third-party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	6% - 10%	6%

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

FIFTH DISTRICT SAVINGS BANK

Notes to Financial Statements

Deposits - For NOW, savings and certain money market fund accounts, fair value is equal to the amount payable on demand or carrying value. For time deposits, fair value is estimated using a discounted cash flow method.

Federal Home Loan Bank Advances- Fair value approximates carrying value.

The carrying amount and estimated fair value of the Bank’s financial instruments are as follows (in thousands):

	Carrying	Fair Value Measurements
June 30, 2024	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents	$46,215	$46,215	$—	$—
Investment Securities Available-for-Sale	72,109	—	72,109	—
Restricted Stock	895	—	—	895
Loans Receivable, Net	367,907	—	—	308,827

Financial Liabilities
Deposits	428,594	—	—	358,387

	Carrying	Fair Value Measurements
December 31, 2023	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents	$19,306	$19,306	$—	$—
Investment Securities Available-for-Sale	67,901	—	67,901	—
Restricted Stock	881	—	—	881
Loans Receivable, Net	365,038	—	—	303,183

Financial Liabilities
Deposits	390,003	—	—	327,412
Short-Term Federal Home Loan Bank Advances	4,000	—	4,000	—

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

In accordance with the subsequent events topic of the FASB ASC 855, the Bank evaluates events and transactions that occur after the balance sheets date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheets date are recognized in the financial statements as of June 30, 2024 and December 31, 2023. In preparing these financial statements, the Bank evaluated the events and transactions that occurred through the date the financial statements were available to be issued. Management has concluded that there are no additional events, other than disclosed above, which require disclosure.

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

Internal Control Over Financial Reporting

We have identified material weaknesses in our internal control over financial reporting with respect to our allowance for credit losses that existed as of June 30, 2024 and December 31, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements may not be prevented or detected on a timely basis. We concluded that our procedures were not effective as of June 30, 2024 and December 31, 2023, and that we had, as of such dates, identified the following material weaknesses in our internal control over financial reporting:

●	management did not maintain sufficient evidence of independent review or supporting documentation related to key methodologies, assumptions, and calculations, including support for the qualitative factors, utilized in the allowance for credit losses as of June 30, 2024 and December 31, 2023; and
●	management did not maintain sufficient evidence of independent review or supporting documentation, including support for the qualitative factors, related to the January 1, 2023 adoption of Accounting Standard Update (ASU) 2016-13 Financial Instruments – Credit Losses.

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

The decrease in the allowance for credit losses as of June 30, 2024 as compared to December 31, 2023 was driven by various factors, including the evolving economic outlook, values in the local real estate market, low net charge-offs, and refining our peer group selection to better align with peers whose loan portfolios reflect the composition of our own loan portfolio and the current local economic conditions. Adjusting this component of our estimate has resulted in a reduced peer group loss rate and corresponding adjustments to our peer comparisons. In turn our CECL reserve percentage was decreased resulting in a $1 million reversal in our allowance for credit loss.

Comparison of Financial Condition at June 30, 2024 and December 31, 2023

Total Assets. Total assets were $516.0 million at June 30, 2024, an increase of $35.2 million, or 7.3%, compared to $480.8 million at December 31, 2023. This increase is primarily due to $26.9 million increase in cash and cash equivalents, $4.2 million increase in investment securities available-for-sale, $2.9 million increase in loans receivable, net, and increase of $1.2 million in other assets.

Cash and Cash Equivalents. Cash and cash equivalents increased by $26.9 million, or 139.4%, to $46.2 million at June 30, 2024 from $19.3 million at December 31, 2023. This increase resulted primarily from the cash received for subscriptions to purchase shares of the Company’s common stock in its initial public offering. The net proceeds of the public offering will be reflected in the Company’s consolidated shareholder’s equity at September 30, 2024.

Investment Securities Available-for-Sale. Investment securities available-for-sale increased $4.2 million, or 6.2%, to $72.1 million at June 30, 2024 from $67.9 million at December 31, 2023. Securities purchased totaled $26.0 million during the six months ended June 30, 2024, securities sold totaled $18.7 million, and calls, maturities, and repayments totaled $3.3 million.

Loans Receivable, Net. Loans receivable, net, increased by $2.9 million, or 0.8%, to $367.9 million at June 30, 2024 from $365.0 million at December 31, 2023. During the six months ended June 30, 2024, loan originations were $18.6 million and loan repayments totaled $16.8 million. During the six months ended June 24, 2024 commercial and industrial loans increased by $2.7 million, primarily from the purchase of the guaranteed portion of government loans. Our 1-4 single family mortgages decreased by $2.8 million, Home Equity loan decreased by $347,000, Construction loans increased by $2.1 million, and we reversed $1.1 million from our allowance for credit losses.

Deposits. Deposits increased by $38.6 million, or 9.9%, to $428.6 million at June 30, 2024, from $390.0 million at December 31, 2023. Certificates of deposit increased $11.1 million, or 4.8%, to $239.2 million at June 30, 2024, from $228.1 million at December 31, 2023. The majority of the increase in certificates of deposit was driven by new customer activity and migration from lower yielding money markets accounts. NOW accounts increased $32.7 million, or 64.2%, to $83.5 million at June 30, 2024, from $50.8 million at December 31, 2023, primarily from the cash received for subscriptions to purchase shares of the Company’s common stock in its initial public offering.

Total Equity Capital. Total equity capital increased by $232,000, or 0.3%, to $78.0 million at June 30, 2024, from $77.8 million at December 31, 2023. The increase resulted from the accumulated other comprehensive loss (as a result of market value adjustment of investment securities available-for-sale due to the rise in market interest rates during the period) declining $681,000 and retained earnings decreasing $449,000 due to the net loss for the quarter ended June 30, 2024.

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

	For the Three Months Ended June 30,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (4)	Balance	Interest	Yield/Rate (4)

Interest-earning assets:
Cash and cash equivalents	$24,827	$317	5.12%	$13,281	$158	4.77%
Investment securities available-for-sale	62,484	508	3.26	73,746	437	2.38
Loans receivable, net	367,108	3,809	4.16	357,818	3,487	3.91
Restricted stock	888	7	3.16	844	6	2.85
Total interest-earning assets	455,307	4,641	4.09	445,689	4,088	3.68
Noninterest-earning assets	33,050			30,605
Total assets	$488,357			$476,294

Interest-bearing liabilities:
Savings accounts	$82,889	21	0.10%	$98,140	24	0.10%
NOW accounts	55,108	3	0.02	54,486	3	0.02
Money market accounts	23,922	30	0.50	35,375	47	0.53
Certificates of deposit	239,808	2,313	3.87	202,343	1,396	2.77
Total interest-bearing deposits	401,727	2,367	2.36	390,344	1,470	1.51
Noninterest-bearing demand deposits	1,191			1,839
Other noninterest-bearing liabilities	7,687			7,939
Total liabilities	8,878			9,778
Total equity capital	77,752			76,172
Total liabilities and equity capital	86,630			85,950
Net interest income		$2,274			$2,618
Net interest rate spread (1)			1.73%			2.17%
Net interest-earning assets (2)	$53,580			$55,345
Net interest margin (3)			2.00%			2.36%
Average interest-earning assets to interest-bearing liabilities			113.34%			114.18%

	For the Six Months Ended June 30,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (4)	Balance	Interest	Yield/Rate (4)

Interest-earning assets:
Cash and cash equivalents	$20,413	$513	5.04%	$14,523	$326	4.50%
Certificates of deposit at other institutions	—	—	—	99	—	—
Investment securities available-for-sale	64,495	903	2.81	74,881	854	2.29
Loans receivable, net	366,087	7,512	4.12	355,051	6,833	3.86
Restricted stock	885	14	3.17	842	11	2.62
Total interest-earning assets	451,880	8,942	3.97	445,396	8,024	3.61
Noninterest-earning assets	32,568			30,225
Total assets	$484,448			$475,621

Interest-bearing liabilities:
Savings accounts	$83,189	41	0.10%	$99,789	49	0.10%
NOW accounts	52,786	6	0.02	55,178	6	0.02
Money market accounts	24,795	63	0.51	37,664	101	0.54
Certificates of deposit	237,022	4,504	3.81	197,647	2,412	2.45
Total interest-bearing deposits	397,792	4,614	2.33	390,278	2,568	1.32
Federal Home Loan Bank advances	175	5	5.73	—	—	—
Total interest-bearing liabilities	397,967	4,619	2.33	390,278	2,568	1.32
Noninterest-bearing demand deposits	1,081			1,626
Other noninterest-bearing liabilities	9,005			7,466
Total liabilities	408,053			399,370
Total equity capital	76,395			76,251
Total liabilities and equity capital	484,448			475,621
Net interest income		$4,323			$5,456
Net interest rate spread (1)			1.64%			2.29%
Net interest-earning assets (2)	$53,913			$55,118
Net interest margin (3)			1.92%			2.46%
Average interest-earning assets to interest-bearing liabilities			113.55%			114.12%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Average yield/rate is an annualized amount.

Comparison of Operating Results for the Three Months Ended June 30, 2024 and 2023

General. Net income for the three months ended June 30, 2024, was $683,000, an increase of $479,000, or 234.8%, compared to $204,000 for the three months ended June 30, 2023. The increase in net income was primarily due to an increase in interest income of $553,000, a $1 million recovery of credit losses on loans, an increase in non-interest income of $150,000, partially offset by an increase in interest expense of $897,000, an increase in non-interest expense of $199,000, and a $128,000 increase in provision for income taxes.

Interest Income. Interest income increased by $553,000, or 13.5%, to $4.6 million for the three months ended June 30, 2024, compared to $4.1 million for the three months ended June 30, 2023. The increase in interest income is attributed to a $322,000, or 9.2%, increase in interest on loans, a $160,000, or 97.6%, increase in interest on other interest-earning assets and $71,000, or 16.3%, increase in interest on investment securities available-for-sale.

During the three months ended June 30, 2024, average loans receivable, net, increased by $9.3 million, or 2.6%, from the three months ended June 30, 2023. The average yield on loans increased to 4.16% for the three months ended June 30, 2024, from 3.91% for the three months ended June 30, 2023.

The average balance of investment securities available-for-sale decreased $11.3 million, or 15.3%, to $62.5 million for the three months ended June 30, 2024, from $73.7 million for the three months ended June 30, 2023. The average yield on available-for-sale investment securities increased to 3.26% for the three months ended June 30, 2024, from 2.38% for the three months ended June 30, 2023. The increase in the average yield on available-for-sale investment securities was primarily due to the rising market interest rate environment.

Interest income on cash and cash equivalents, comprised primarily of overnight deposits, increased by $159,000, or 100.6%, for the three months ended June 30, 2024, due to an increase in the average yield to 5.12% for the three months ended June 30, 2024, from 4.77% for the three months ended June 30, 2023. The increase in average yield was due to the rise in market interest rates.

Interest Expense. Total interest expense increased $897,000 or 61.0%, to $2.4 million for the three months ended June 30, 2024, from $1.5 million for the three months ended June 30, 2023. The increase was primarily due to the increase in the average cost of deposits to 2.36% for the three months ended June 30, 2024, from 1.51% for the three months ended June 30, 2023, reflecting the rising market interest rate environment. The average balance of interest-bearing deposits increased by $11.4, or 2.9%, to $401.7 million for the three months ended June 30, 2024, from $390.3 million for the three months ended June 30, 2023.

Net Interest Income. Net interest income decreased $344,000, or 13.1%, to $2.3 million for the three months ended June 30, 2024, compared to $2.6 million for the three months ended June 30, 2023. The decrease reflects the decrease in the interest rate spread to 1.73% for the three months ended June 30, 2024, from 2.17% for the three months ended June 30, 2023, while average net interest-earning assets decreased $1.8 million period-to-period. The net interest margin decreased to 2.0% for the three months ended June 30, 2024, from 2.36% for the three months ended June 30, 2023. Both the interest rate spread and net interest margin decreased due to the rising interest rate environment. The average yield on interest-earning assets increased from 3.68% for the three months ended June 30, 2023, to 4.09% for the three months ended June 30, 2024. The average rate paid on interest-bearing liabilities increased from 1.51% for the three months ended June 30, 2023, to 2.36% for the three months ended June 30, 2024, primarily due to an increase in the average rate paid on certificates of deposit from 2.77% in 2023 to 3.87% in 2024. The increase in the average rate paid on certificates of deposit contributed to migration from lower yielding savings accounts and money market accounts, to higher yielding certificates of deposit. The average balance of certificates of deposit increased from $202.3 million as of June 30, 2023, to $239.8 million as June 30, 2024, while over the same period the average balance of savings accounts decreased from $98.1 million to $82.9 million, and the average balance of money market accounts decreased from $35.4 million to $23.9 million.

Provision (Recovery) for Credit Losses. The recovery of credit losses on loans increased $1 million to $1 million for the three months ended June 30, 2024, compared to no provision (recovery) for the three months ended June 30, 2023. The recovery was primarily due to changes in the peer group for the CECL calculation. The allowance for credit losses on loans represented 0.50% of total loans at June 30, 2024, and 0.99% of total loans at June 30, 2023. The recovery of credit losses is based on our evaluation of the adequacy of the allowance for credit losses throughout the reporting period.

Total non-performing loans were $1.1 million at June 30, 2024, compared to $213,000 at June 30, 2023. The increase is due to our loans 90 or more days delinquent increasing from $86,000 at June 30, 2023 to $1.1 million at June 30, 2024. Classified loans totaled $118,000 at June 30, 2024, compared to $86,000 at June 30, 2023. As a percentage of nonperforming loans, the allowance for credit losses on loans was 160.7% at June 30, 2024, compared to 1524.8% at June 30, 2023.

Noninterest Income. Noninterest income totaled $400,000 for the three months ended June 30, 2024, an increase of $150,000, or 60.0%, from $250,000 for the three months ended June 30, 2023. The increase was primarily due to the $140,000 gain on sale of real estate owned.

Noninterest Expense. Noninterest expense increased $199,000, or 7.6%, to $2.8 million for the three months ended June 30, 2024, compared to $2.6 million for the three months ended June 30, 2023. The increase was primarily due to an increase in salaries and employee benefits of $95,000, or 6.2%, an increase in occupancy and equipment expense of $43,000, or 10.2%, an increase in data processing expense of $45,000, or 16.8%, an increase in audit and examination fees of $28,000, or 80.0%, and an increase in FDIC insurance premiums of $21,000, or 70.0%, offset by a $25,000, or 34.3%, decrease in advertising expense and a $16,000, or 18.0% decrease in directors fees.

Provision for Income Taxes. The provision for income taxes increased by $128,000, or 237.0%, to $182,000 for the three months ended June 30, 2024, compared to $54,000 for the three months ended June 30, 2023. The increase was due to a $607,000, or 235.3%, increase in pretax income. The effective tax rate was 21% for both periods.

Comparison of Operating Results for the Six Months Ended June 30, 2024 and 2023

General. Net income (loss) for the six months ended June 30, 2024, was ($449,000), a decrease of $1.0 million, or 177.4%, compared to $580,000 for the six months ended June 30, 2023. The decrease in net income was primarily due to an increase in interest expense of $2.1 million, an increase in non-interest expense of $310,000 and a decrease in non-interest income of $959,000, partially offset by a $918,000 increase in interest income, a $1.1 million recovery of credit losses on loans, and a $273,000 decrease in provision for income taxes.

Interest Income. Interest income increased by $918,000, or 11.4%, to $8.9 million for the six months ended June 30, 2024, compared to $8.0 million for the six months ended June 30, 2023. The increase in interest income is attributed to a $679,000, or 9.9%, increase in interest on loans, a $109,000, or 56.4%, increase in interest on other interest-earning assets and $49,000, or 5.7%, increase in interest on investment securities available-for-sale.

During the six months ended June 30, 2024, average loans receivable, net, increased by $11.0 million, or 3.1%, from the six months ended June 30, 2023. The average yield on loans increased to 4.12% for the six months ended June 30, 2024, from 3.86% for the six months ended June 30, 2023.

The average balance of investment securities available-for-sale decreased $10.4 million, or 13.9%, to $64.5 million for the six months ended June 30, 2024, from $74.9 million for the six months ended June 30, 2023. The average yield on available-for-sale investment securities increased to 2.81% for the six months ended June 30, 2024, from 2.29% for the six months ended June 30, 2023. The increase in the average yield on available-for-sale investment securities was primarily due to the rising market interest rate environment.

Interest income on cash and cash equivalents, comprised primarily of certificate of deposit in other financial institutions and overnight deposits, increased by $187,000, or 57.4%, for the six months ended June 30, 2024, due to an increase in the average yield to 5.04% for the six months ended June 30, 2024, from 4.50% for the six months ended June 30, 2023. The increase in average yield was due to the rise in market interest rates.

Interest Expense. Total interest expense increased $2.1 million, or 79.9%, to $4.6 million for the six months ended June 30, 2024, from $2.6 million for the six months ended June 30, 2023. The increase was primarily due to the increase in the average cost of deposits to 2.33% for the six months ended June 30, 2024, from 1.32% for the six months ended June 30, 2023, reflecting the rising market interest rate environment. The average balance of interest-bearing deposits increased by $7.5 million, or 1.9%, to $397.8 million for the six months ended June 30, 2024, from $390.3 million for the six months ended June 30, 2023.

Net Interest Income. Net interest income decreased $1.1, or 20.8%, to $4.3 million for the six months ended June 30, 2024, compared to $5.5 million for the six months ended June 30, 2023. The decrease reflects the decrease in the interest rate spread to 1.64% for the six months ended June 30, 2024, from 2.29% for the six months ended June 30, 2023, while average net interest-earning assets decreased $1.2 million period-to-period. The net interest margin decreased to 1.92% for the six months ended June 30, 2024, from 2.46% for the six months ended June 30, 2023. Both the interest rate spread and net interest margin decreased due to the rising interest rate environment. The average yield on interest-earning assets increased from 3.61% for the six months ended June 30, 2023, to 3.97% for the six months ended June 30, 2024. The average rate paid on interest-bearing liabilities increased from 1.32% for the six months ended June 30, 2023, to 2.33% for the six months ended June 30, 2024, primarily due to an increase in the average rate paid on certificates of deposit from 2.45% in 2023 to 3.81% in 2024. The increase in the average rate paid on certificates of deposit contributed to migration from lower yielding savings accounts, NOW accounts and money market accounts, to higher yielding certificates of deposit. The average balance of certificates of deposit increased from $197.6 million as of June 30, 2023, to $237.0 million as June 30, 2024, while over the same period the average balance of savings accounts decreased from $99.8 million to $83.2 million, the average balance of NOW accounts decreased from $55.2 million to $52.8 million and the average balance of money market accounts decreased from $37.7 million to $24.8 million.

Provision (Recovery) for Credit Losses. The recovery of credit losses on loans increased $1.1 million to $1.1 million for the six months ended June 30, 2024, compared to no provision (recovery) for the six months ended June 30, 2023. The recovery was primarily due to changes in the peer group for the CECL calculation. The allowance for credit losses on loans represented 0.50% of total loans at June 30, 2024, and 0.99% of total loans at June 30, 2023. The recovery of credit losses is based on our evaluation of the adequacy of the allowance for credit losses throughout the reporting period.

Total non-performing loans were $1.1 million at June 30, 2024, compared to $213,000 at June 30, 2023. The increase is due to our loans 90 or more days delinquent increasing from $86,000 at June 30, 2023 to $1.1 million at June 30, 2024.Classified loans totaled $118,000 at June 30, 2024, compared to $86,000 at June 30, 2023. As a percentage of nonperforming loans, the allowance for credit losses on loans was 160.7% at June 30, 2024, compared to 1524.8% at June 30, 2023.

Noninterest Income (Loss). Noninterest income (loss) totaled ($482,000) for the six months ended June 30, 2024, a decrease of $959,000, or 201.1%, from $477,000 for the six months ended June 30, 2023. The decrease was primarily due to the $1.1 million realized loss on the sale of investment securities available-for-sale discussed earlier and a $10,000, or 4.8%, decrease in ATM and check card fees, offset by a $33,000, or 22.3%, increase in the cash surrender value of the bank owned life insurance, and a $7,000, or 7.1%, increase in deposit service charges and fees.

Noninterest Expense. Noninterest expense increased $310,000, or 6.0%, to $5.5 million for the six months ended June 30, 2024, compared to $5.2 million for the six months ended June 30, 2023. The increase was primarily due to an increase in salaries and employee benefits of $139,000, or 4.6%, an increase in occupancy and equipment expense of $81,000, or 10.0%, an increase in data processing expense of $85,000, or 16.25%, an increase in audit and examination fees of $49,000, or 63.6%, a increase in other fees of $21,000 or 7.2%, and an increase in FDIC insurance premiums of $41,000, or 68.3%, offset by a $66,000, or 46.5%, decrease in advertising expense, and a $38,000, or 20.8% decrease in directors fees.

Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes decreased by $273,000, or 177.3%, to ($119,000) for the six months ended June 30, 2024, compared to $154,000 for the six months ended June 30, 2023. The decrease was due to a $1.3 million, or 177.4%, decrease in pretax income. The effective tax rate was 21% for both periods.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Dallas and from two correspondent banks and, until March 11, 2024, had the ability to obtain advances under the Federal Reserve Board’s Bank Term Funding Program. Under the terms of the Bank Term Funding Program, advances cannot be obtained after March 11, 2024. At June 30, 2024, we had no outstanding advances from the Federal Home Loan Bank of Dallas. At June 30, 2024, we had no outstanding balances under the correspondent bank credit facilities and no outstanding balance under the Bank Term Funding Program.

Time deposits that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 at June 30, 2024 and December 31, 2023 were $43.4 million and $42.2 million, respectively.

Based on collateral pledged, consisting of all shares of FHLB stock owned and the blanket pledge of approximately $234.0 million of its qualifying mortgage loans as of June 30, 2024, the Bank was eligible to borrow up to an additional $169.8 million as of June 30, 2024.

The Bank has an unsecured federal funds line of credit with FNBB that expires on June 30, 2025. The Bank is eligible to borrow up to $27.2 million. There was no amount outstanding on this line of credit as of June 30, 2024 and December 31, 2023.

The Bank is eligible to borrow from TIB’s Federal Funds Purchase Line Program, which provides overnight liquidity through pledge of certain qualifying securities. The Bank is eligible to borrow up to $15.0 million and repayment is due the next day. There was no amount outstanding on this line of credit as of June 30, 2024 and December 31, 2023.

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

At June 30, 2024, Fifth District was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements

At June 30, 2024, we had $22.1 million of outstanding commitments to originate loans, which primarily consists of $8.9 million of remaining funds to be disbursed on construction loans in process and $12.8 million of unused balances of home equity lines of credit. At June 30, 2024, certificates of deposit that are scheduled to mature on or before June 30, 2025 totaled $225.2 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may raise interest rates on deposits to attract new accounts or utilize Federal Home Loan Bank of Dallas advances, which may result in higher levels of interest expense.

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

The following table sets forth, as of June 30, 2024, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. All estimated changes presented in the table are within the policy limits established by the board of directors.

At June 30, 2024
				EVE as a Percentage of Present Value
				of Assets (3)
		Estimated Increase (Decrease) in			Increase
		EVE			(Decrease)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)

400	$35,199	$(51,269)	(59.29)%	9.26%	(965)
300	$44,972	$(41,497)	(47.99)%	11.37%	(754)
200	$57,630	$(28,838)	(33.35)%	13.91%	(500)
100	$71,673	$(14,796)	(17.11)%	16.47%	(244)
Level	$86,469	—	—%	18.91%	—
(100)	$97,880	$11,412	13.20%	20.40%	149
(200)	$107,811	$21,343	24.68%	21.43%	252
(300)	$115,685	$29,217	33.79%	21.97%	306
(400)	$122,534	$36,065	41.71%	22.23%	332
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at June 30, 2024, we would have experienced a 33.35% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 24.68% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

Change in Net Interest Income. The following table sets forth, as of June 30, 2024, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. All estimated changes presented in the table are within the policy limits established by the board of directors.

At June 30, 2024
Change in Interest Rates	Net Interest Income Year 1
(basis points) (1)	Forecast	Year 1 Change from Level
	(Dollars in thousands)

400	$7,848	(36.56)%
300	$8,972	(27.47)%
200	$10,149	(17.96)%
100	$11,288	(8.74)%
Level	$12,370	—
(100)	$12,599	1.85%
(200)	$12,740	2.99%
(300)	$12,852	3.89%
(400)	$12,958	4.76%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that as of June 30, 2024, we would have experienced a 17.96% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 2.99% increase in net interest income in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2024. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective due to the material weaknesses disclosed above in Item 2 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Internal Control Over Financial Reporting.”

During the quarter ended June 30, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as follows to address the material weaknesses disclosed above in Item 2 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Internal Control Over Financial Reporting”: We currently are assessing and improving our processes and control procedures to ensure they will operate at an acceptable level of assurance. The remedial measures we will take to address these material weaknesses include calculating an allowance for credit losses on unfunded commitments; revising the peer group of institutions to include institutions whose loan portfolios better reflect the composition of our loan portfolio; obtaining updated independent appraisals for loans being evaluated for impairment; enhancing qualitative factors support to include data points tied to a specified timeframe, such as, for example, the unemployment rate, to consistently allocate basis point reserves for each reporting period; using qualitative factors to adjust the allowance for credit losses for economic conditions that impact us and documenting the adjustments in a narrative accompanying the allowance calculation; and assigning an independent individual to review the allowance calculation to assure its accuracy and completeness.

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

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement“ (as such term is defined in Item 408 of SEC Regulation S-K).

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

101

The following materials for the quarter ended June 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive (Loss) Income, (iv) Statements of Equity Capital, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

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

FIFTH DISTRICT BANCORP, INC.

Date: August 14, 2024	/s/ Brian W. North
Brian W. North
President and Chief Executive Officer (Duly Authorized Representative and Principal Executive Officer)

Date: August 14, 2024	/s/ Melissa C. Burns
Melissa C. Burns
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer