Form 10-Q
period 2024-09-30
Fifth District Bancorp, Inc.
filed 2024-11-14
CIK 2012726

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

5,559,473 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding as of November 14, 2024.

Fifth District Bancorp, Inc.

Form 10-Q

i

EXPLANATORY NOTE

Fifth District Bancorp, Inc. (the “Company,” “we” or “us”) was incorporated on February 15, 2024, to serve as the savings and loan holding company for Fifth District Savings Bank (“Fifth District” or the “Bank”) upon the consummation of the Bank’s conversion from the mutual form of organization to the stock form of organization. The conversion was consummated effective July 31, 2024. All financial information before July 31, 2024 relates to the Bank only.

The unaudited financial statements and other financial information contained in this report should be read in conjunction with the audited financial statements, and related notes, of the Bank as of and for each of the years ended December 31, 2023 and 2022, contained in the Company’s definitive prospectus dated May 10, 2024, as filed with the Securities and Exchange Commission on May 20, 2024.

Part I. – Financial Information

Item 1.Financial Statements

FIFTH DISTRICT BANCORP, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
Assets
Cash and Due from Banks	$5,565	$4,587
Interest-Bearing Deposits at Other Financial Institutions	28,523	14,719
Total Cash and Cash Equivalents	34,088	19,306

Investment Securities Available-for-Sale, at Fair Value	93,802	67,901
Restricted Stock	902	881
Loans Receivable, Net of Unearned Income	369,398	367,840
Allowance for Credit Losses	(1,699)	(2,802)
Loans Receivable, Net	367,699	365,038
Bank Owned Life Insurance	10,603	10,332
Premises and Equipment, Net	12,069	12,475
Accrued Interest Receivable	2,150	1,757
Real Estate Owned	42	42
Deferred Tax Asset, Net	1,407	2,063
Other Assets	1,059	1,002

Total Assets	$523,821	$480,797

Liabilities and Stockholders' Equity
Liabilities
Deposits
Interest-Bearing	$383,161	389,207
Noninterest-Bearing	962	796
Advances from Borrowers for Taxes, Insurance, and Repairs	6,335	4,352
Short-Term Federal Home Loan Bank Advances	—	4,000
Other Liabilities	5,474	4,644

Total Liabilities	395,932	402,999

Stockholders' Equity
Preferred Stock - $0.01 Par Value; 1,000,000 Shares Authorized	—	—
Common Stock - $0.01 Par Value; 20,000,000 Shares Authorized: 5,559,473 and -0- Shares Issued and Outstanding at September 30, 2024 and December 31, 2023, Respectively	56	—
Additional Paid-In Capital	53,143	—
Unearned ESOP Stock	(4,337)	—
Retained Earnings	83,534	84,771
Accumulated Other Comprehensive Loss	(4,507)	(6,973)

Total Stockholders' Equity	127,889	77,798

Total Liabilities and Stockholders' Equity	$523,821	$480,797

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Operations (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest and Dividend Income
Loans, Including Fees	$3,863	$3,611	$11,375	$10,444
Investment Securities	772	419	1,675	1,273
Other Interest-Earning Assets	558	125	1,085	461

Total Interest and Dividend Income	5,193	4,155	14,135	12,178

Interest Expense
Deposits	2,310	1,759	6,924	4,326
Short-Term Federal Home Loan Bank Advances	—	43	4	43

Total Interest Expense	2,310	1,802	6,928	4,369

Net Interest Income	2,883	2,353	7,207	7,809

Recovery of Credit Losses on Loans	—	(100)	(1,100)	(100)
Recovery of Credit Losses on Unfunded Commitments	(110)	—	(110)	—

Total Recovery of Credit Losses	(110)	(100)	(1,210)	(100)

Net Interest Income After Recovery of Credit Losses	2,993	2,453	8,417	7,909

Non-Interest Income
Deposit Service Charges and Fees	59	53	164	151
ATM and Check Card Fees	100	101	298	308
Bank Owned Life Insurance	91	89	271	237
Loss on Investments Securities	—	—	(1,144)	—
Gain on Sale of Asset	—	—	141	—
Other	2	6	39	29

Total Non-Interest Income (Loss)	252	249	(231)	725

Non-Interest Expense
Salaries and Employee Benefits	1,774	1,531	4,945	4,563
Occupancy and Equipment	460	432	1,355	1,246
Federal Deposit Insurance	52	57	153	117
Directors	73	91	218	274
Professional and Legal	55	39	131	117
Audit and Examination	103	35	230	112
Data Processing	284	275	891	798
Advertising	30	55	107	197
Charitable Contributions	1,263	13	1,288	38
Other	149	125	434	389

Total Non-Interest Expense	4,243	2,653	9,752	7,851

Income (Loss) Before Income Taxes	(998)	49	(1,566)	783

Provision (Benefit) for Income Taxes	(210)	10	(329)	164

Net Income (Loss)	$(788)	$39	$(1,237)	$619

Earnings (Losses) per Share - Basic and Diluted	$(0.15)	N/A	$(0.24)	N/A

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net Income (Loss)	$(788)	$39	$(1,237)	$619

Other Comprehensive Income (Loss)
Unrealized Gains (Losses) on Investment Securities Available-for-Sale Arising During the Period	2,302	(2,578)	4,308	(2,320)

Reclassification Adjustment for Net Losses Realized in Net Income (Loss)	—	—	(1,144)	—

Loss on Defined Benefit Pension Plan	(42)	(2)	(42)	(2)

Tax Effect	(475)	541	(656)	487

Total Other Comprehensive Income (Loss)	1,785	(2,039)	2,466	(1,835)

Comprehensive Income (Loss)	$997	$(2,000)	$1,229	$(1,216)

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

Three months ended September 30, 2024 and September 30, 2023.

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-In	ESOP	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Earnings	Income (Loss)	Equity
Balance at June 30, 2023	$—	$—	$—	$84,554	$(7,701)	$76,853

Net Income	—	—	—	39	—	39

Other Comprehensive Loss	—	—	—	—	(2,039)	(2,039)

Balance at September 30, 2023	$—	$—	$—	$84,593	$(9,740)	$74,853

Balance at June 30, 2024	$—	$—	$—	$84,322	$(6,292)	$78,030

Net Loss	—	—	—	(788)	—	(788)

Other Comprehensive Income	—	—	—	—	1,785	1,785

Issuance of Common Stock, Net of Offering Expense	56	53,139	(4,448)	—	—	48,747

ESOP Shares Released for Allocation	—	4	111	—	—	115

Balance at September 30, 2024	$56	$53,143	$(4,337)	$83,534	$(4,507)	$127,889

Nine months ended September 30, 2024 and September 30, 2023

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-In	ESOP	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Earnings	Income (Loss)	Equity
Balance at December 31, 2022	$—	$—	$—	$83,974	$(7,905)	$76,069

Net Income	—	—	—	619	—	619

Other Comprehensive Loss	—	—	—	—	(1,835)	(1,835)

Balance at September 30, 2023	$—	$—	$—	$84,593	$(9,740)	$74,853

Balance at December 31, 2023	$—	$—	$—	$84,771	$(6,973)	$77,798

Net Loss	—	—	—	(1,237)	—	(1,237)

Other Comprehensive Income	—	—	—	—	2,466	2,466

Issuance of Common Stock, Net of Offering Expense	56	53,139	(4,448)	—	—	48,747

ESOP Shares Released for Allocation	—	4	111	—	—	115

Balance at September 30, 2024	$56	$53,143	$(4,337)	$83,534	$(4,507)	$127,889

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash Flows from Operating Activities
Net Income (Loss)	$(1,237)	$619
Adjustments to Reconcile Net Income (Loss) to Net
Cash Provided by (Used in) Operating Activities
Recovery of Credit Losses	(1,210)	(100)
Gain on Sale of Asset	(141)	—
Depreciation	523	409
Net Amortization of Deferred Loan Costs	1	30
Net Amortization on Investment Securities	228	214
Loss on Sale of Investment Securities	1,144	—
Federal Home Loan Bank Stock Dividend	(21)	(16)
Increase in Cash Surrender Value on Bank Owned Life Insurance	(271)	(237)
ESOP Compensation Expense	115	—
Changes in Operating Assets and Liabilities
Accrued Interest Receivable	(393)	30
Other Assets	(57)	(450)
Other Liabilities	898	834

Net Cash Provided by (Used in) Operating Activities	(421)	1,333

Cash Flows from Investing Activities
Proceeds from Sale or Maturities of Investment Securities
Available-for-Sale	24,043	8,408
Purchases of Investment Securities Available-for-Sale	(48,154)	(1,000)
Proceeds from Maturities of Certificates of Deposit at
Other Financial Institutions	—	249
Purchase of Federal Home Loan Bank Stock	—	(19)
Increase in Loans Receivable, Net	(1,562)	(12,982)
Proceeds from Sale of Premises and Equipment	510	—
Purchases of Premises and Equipment	(484)	(1,208)

Net Cash Used in Investing Activities	(25,647)	(6,552)

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Cash Flows (Continued) (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash Flows from Financing Activities
Decrease in Deposits, Net	(5,880)	(3,570)
Federal Home Loan Bank Advances	(4,000)	4,000
Advances by Borrowers for Taxes,
Insurance, and Repairs	1,983	885
Net proceeds from Issuance of Common Stock	48,747	—

Net Cash Provided by Financing Activities	40,850	1,315

Net Increase (Decrease) in Cash and Cash Equivalents	14,782	(3,904)

Cash and Cash Equivalents, Beginning of Year	19,306	20,036

Cash and Cash Equivalents, End of Year	$34,088	$16,132

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for Interest	$6,725	3,902
Cash Paid During the Period for Taxes	$—	125
Market Value Adjustment for Defined Benefit Pension Plan	$(42)	(2)

Market Value Adjustment for Unrealized Loss on
Investment Securities Available-for-Sale	$3,164	(2,320)

Non-Cash Investing and Financing Activities
Real Estate Owned Acquired Through Foreclosure	$—	$42

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies (Unaudited)

Description of Business

Fifth District Bancorp, Inc. (“Fifth District Bancorp” or the “Company”) is a Maryland corporation incorporated on February 15, 2024, to serve as the bank holding company for Fifth District Savings Bank (“Fifth District” or the “Bank”) in connection with the Bank’s conversion from the mutual to stock form of organization (the “Conversion”). The Conversion was completed on July 31, 2024. In connection with the Conversion, Fifth District Bancorp acquired 100% ownership of Fifth District and the Company offered and sold 5,459,473 shares of its common stock at $10.00 per share, for gross offering proceeds of $54,594,730. The cost of the Conversion and issuance of common stock was approximately $2,400,000, which was deducted from the gross offering proceeds. Additionally, the Company contributed 100,000 shares to a newly formed charitable foundation. The Bank’s employee stock ownership plan (“ESOP”) purchased 444,758 shares of the common stock sold by the Company, which was equal to 8% of the 5,559,473 shares of common stock issued by the Company. The ESOP purchased the shares using a loan from the Company. The Company contributed approximately $26,097,000 of the net proceeds from the offering to the Bank, loaned $4,447,580 of the net proceeds to the ESOP and retained approximately $21,400,000 of the net proceeds.

The Bank is a federally-chartered stock savings bank which attracts deposits from the general public and uses such deposits primarily to originate loans secured by first mortgages on owner-occupied, family residences. The Bank’s primary regulator is the Office of the Comptroller of the Currency (OCC). The Bank’s activities are provided to customers of the Bank by branch offices located in the greater New Orleans area; however, loan and deposit customers are found dispersed in a wider geographical area covering southeast Louisiana. The Bank operates as one reporting segment.

Basis of Presentation

The accounting and reporting policies and practices of the Company conform with accounting principles generally accepted in the United States of America (U.S. GAAP) and predominant practices within the banking industry.

In the opinion of management, the accompanying unaudited financial statements include all adjustments considered necessary to present fairly the Company’s financial position as of September 30, 2024 and December 31, 2023, results of operations for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023.  All adjustments are normal and recurring nature and are the only adjustments included in the accompanying unaudited consolidated financial statements.  Interim results are not necessarily indicative of results for a full year.

Principles of Consolidation

The consolidated financial statements as of and for the period ended September 30, 2024 include the amounts of Fifth District Bancorp and its wholly-owned subsidiary, Fifth District. All intercompany transactions and balances have been eliminated.

The financial statements as of the and for the period ended September 30, 2023 represent the Bank only, as the conversion to stock form, including the formation of Fifth District Bancorp, was completed on July 31, 2024. References herein to the “Company” for periods prior to the completion of the stock conversion should be deemed to refer to the “Bank”.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

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

The determination of the adequacy of the allowance for credit losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of estimated losses on loans and unfunded commitments, management obtains independent appraisals for significant collateral. While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination processes, periodically review the estimated losses on loans. Based on such reviews the Company may determine to recognize additional losses based on their judgements about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near-term. However, the amount of the change that is reasonably possible cannot be estimated.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, cash items, amounts due from banks, and interest-bearing deposits at other financial institutions with an original maturity of 90 days or less, and federal funds sold. Generally, federal funds are sold for one-day periods.

Cash and due from banks include bank deposit accounts aggregating approximately $23,595,000  and $8,934,000  in excess of the Federal Deposit Insurance Corporation limit of $250,000 per insured account on September 30, 2024 and December 31, 2023, respectively. The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

The Company may be required to maintain cash reserves with the Federal Reserve Bank. The requirement is dependent upon the Company’s cash on hand or noninterest-bearing balances. There was no reserve requirement as of September 30, 2024, and December 31, 2023.

Investment Securities

Debt securities classified as held-to-maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are carried at cost, adjusted for amortization of premium and accretion of discounts. Purchase premiums and discounts are recognized in interest income using the effective interest method over the terms of the securities, identified as the call date as to premiums and maturity date as to discounts. The Company held no held-to-maturity securities as of September 30, 2024 or December 31, 2023.

Debt securities classified as available-for-sale are those debt securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movement in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. These securities are carried at estimated fair value by a third-party pricing service with any

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

unrealized gains or losses excluded from net income and reported in accumulated other comprehensive income (loss), which is reported as a separate component of stockholders’ equity, net of the related deferred tax effect.

Debt securities that are classified as trading are acquired and held principally for the purpose of selling in the near term. These securities are carried at estimated fair value by a third-party pricing service with any unrealized gains or losses included in net income and reported in non-interest income in the consolidated statements of operations. The Company held no trading securities as of September 30, 2024 or December 31, 2023.

Gains and losses realized on sales of debt securities, determined using the adjusted cost basis of the specific securities sold, are included in non-interest income in the statements of operations.  Dividend and interest income, including amortization of premium and accretion of discount arising at acquisition, from all categories of investment securities are included in interest income in the consolidated statements of operations.

Restricted Stock

Restricted stock is stock from the Federal Home Loan Bank (FHLB) and First National Bankers Bank (FNBB), which is restricted as to its marketability. Because no ready market exists for these investments and they have no quoted market value, the Company’s investment in these stocks is carried at cost. A determination as to whether there has been an impairment of a restricted stock investment is performed on an annual basis and includes a review of the current financial condition of the issuer.

Allowance for Credit Losses - Investment Securities Available-for-Sale

For available-for-sale securities, management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security, the security is written down to fair value, and the entire loss is recorded in earnings.

If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance on underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments, and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected is compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss, limited to the amount that the fair value is less than the amortized cost basis, recognized as a provision for credit loss in the statements of operations. Any amount of noncredit related unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income.

Changes in the allowance for credit loss are recorded as provision for (or recovery of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2024 and December 31, 2023, there was no allowance for credit loss related to the available-for-sale portfolio.

Accrued interest receivable on available-for-sale securities totaled approximately $337,000 and $168,000 at September 30, 2024 and December 31, 2023, respectively, and was excluded from the estimate of credit losses.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs.

Accrued interest receivable related to loans totaled approximately $1,813,000 and $1,589,000 at September 30, 2024, and December 31, 2023, respectively, and was reported in accrued interest receivable on the balance sheets. Interest income is accrued on the unpaid principal balance as earned using the interest method over the life of the loan. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment to the related loan’s yield using the effective interest method over the contractual life of the loan.

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

Expected credit losses are measured on a pooled basis when similar risk characteristics exist using the weighted-average remaining life method. The weighted-average remaining life method applies a loss rate to a given pool of loans over the estimated remaining life of the given pool, which is based on historical data. Loan losses are calculated using the weighted-average remaining life method due to the nature and limited complexity of the loan portfolio.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The Company has identified and calculates the allowance for credit losses for each of the following portfolio segments:

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

Additionally, the allowance for credit losses calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments may increase or reduce reserve levels and include adjustments for lending management experience and risk tolerance, loan review and audit results, asset quality and portfolio trends, loan portfolio growth, industry concentrations, trends in underlying collateral, external factors, and economic conditions not already captured. The Company estimates reasonable and supportable forecasts of expected credit losses and reverts to historical loss information for periods beyond the forecast period for the remaining life of the loan pool.

Loans that do not share risk characteristics are evaluated on an individual basis. When the borrower is experiencing financial difficulty and repayment is expected to be provided through the operation or sale of the collateral, the expected credit losses are based on the fair value of collateral at the reporting date, adjusted for estimated selling costs, as appropriate.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Allowance for Credit Losses - Unfunded Commitments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans issued to meet customer financing needs. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the consolidated statements of operations. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for unfunded commitments is included in other liabilities on the consolidated balance sheets.

Bank Owned Life Insurance

The Bank is the beneficiary of life insurance contracts purchased on the lives of certain officers of the Bank which are reported at their cash surrender value. At September 30, 2024, and December 31, 2023, life insurance contracts totaled approximately $10,603,000 and $10,332,000, respectively. Appreciation in the cash surrender value amounted to approximately $91,000 and $89,000 for the three months ended September 30, 2024 and 2023, respectively, and $271,000 and $237,000 for the nine months ended September 30, 2024 and 2023, respectively.   Appreciation in value of the insurance policies is included in bank owned life insurance within non-interest income in the consolidated statements of operations.

Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation. Depreciation is computed generally on the straight-line method based upon the estimated useful lives of the assets. Estimated useful lives for building and improvements range from 15 to 40 years, and for furniture and fixtures from 5 to 10 years.

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

Real Estate Owned

Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at fair value on the date of acquisition, less estimated costs to sell. Any write-downs at the time of acquisition are charged to the allowance for credit losses. Subsequent to acquisition, a valuation allowance is established, if necessary, to report these assets at the lower of (a) fair value minus estimated costs to sell or (b) cost.

The ability of the Company to recover the carrying value of real estate is based upon future sales of the real estate owned. The ability to effect such recovery is subject to market conditions and other factors, many of which are beyond the Company’s control. Operating income of such properties, net of related expenses, and gains and losses on their disposition, are included in the consolidated statements of operations. The Company had $42,000 of real estate owned as of September 30, 2024, and December 31, 2023.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the financial statement carrying amounts and the tax bases of the Company’s assets and liabilities. Deferred income tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.

The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the consolidated balance sheets, along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of operations.

Accounting principles generally accepted in the United States of America provide accounting and disclosure guidance about positions taken by an entity in its tax returns that might be uncertain. The Company believes that it has appropriate support for any tax positions taken, and management has determined that there are no uncertain tax positions that are material to the consolidated financial statements.

The Company recognized no interest and/or penalties in the consolidated statements of operations for the three months and nine months ended September 30, 2024 and 2023, nor any amount of interest and/or penalties payable that were recognized in the consolidated balance sheets as of September 30, 2024 and December 31, 2023, in relation to its income tax returns. Any penalties or interest would be recognized in income tax expense.

The Bank is no longer subject to U.S. federal examinations for years prior to 2021.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities and pension-related changes other than net periodic pension cost. Accumulated other comprehensive (loss) consists of the cumulative unrealized gains and losses on available-for-sale securities and the cumulative unrealized gain or loss for the funded status of the pension plan liability, net of tax.

Earnings per Share

Basic earnings (loss) per share (“EPS”) represents income available or loss attributable to common shareholders divided by the weighted average number of common shares outstanding during the period. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are excluded from the weighted-

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

average common shares outstanding for both basic and diluted earnings per share calculations until they are committed to be released.

The Company had no dilutive or potentially dilutive securities during the period ended September 30, 2024.

Revenue Recognition

In the ordinary course of business, the Company recognizes income from various revenue generating activities. Revenue from contracts with customers within the scope of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 606 is measured based on the consideration the Company expects to be entitled to receive in exchange for those goods or services as the related performance obligation is satisfied. Some obligations are satisfied at a point in time while others are satisfied over a period of time. A performance obligation is deemed to be satisfied when the control over goods or services is transferred to the customer.

The majority of the Company’s revenue is specifically excluded from the scope of ASC 606. Service charges on deposit accounts and ATM and check card fees are the most significant categories of revenue within the scope of ASC 606 and is included in non-interest income on the consolidated statements of operations.

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

Non-Direct-Response Advertising

The Company expenses all advertising costs, except for direct-response advertising, as incurred. Advertising and promotional expenses totaled approximately $30,000 and $55,000 for the three months ended September 30, 2024 and 2023, respectively, and $107,000 and $197,000 for the nine months ended September 30, 2024 and 2023, respectively.   If the Company incurs expenses for material direct-response advertising, it will be amortized over the estimated benefit period. Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits. For the three months and nine months ended September 30, 2024 and 2023, the Company did not incur any direct-response advertising costs.

Recent Accounting Pronouncements - Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This ASU applies to contracts, hedging relationships and other transactions that reference London Inter-Bank Offered Rate (LIBOR) or other rate references expected to be discontinued because of reference rate reform and provides optional expedients and exceptions for applying U.S. GAAP if certain criteria are met. The updated guidance was originally effective upon issuance through December 31, 2022. In December 2022, the FASB issued ASU 2022-06 which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. Management does not anticipate the guidance will have a material impact on the Company’s consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting- Improvements to Reportable Segment Disclosures. This amendment is intended to improve disclosures about a public entity’s reportable segments and addresses requests from investors and other decision makers for additional, more detailed information about a reportable segment’s expenses. The amendment applies to all public entities that are required to report segment information in accordance with Topic 280. All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 31, 2024. Early adoption is permitted. The amendments are to be applied retrospectively to all periods presented and segment expense categories should be based on the categories identified at adoption. The Company does not currently expect adoption of the amendment to have a material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, which amended the Income Taxes topic in the Accounting Standards Codification 742 to improve the transparency of income tax disclosures.  The amendments are effective for annual periods beginning after December 15, 2024.  Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance.  The Company does not expect these amendments to have a material effect on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2.	Investment Securities

The amortized cost and estimated fair values of investment securities available-for-sale at September 30, 2024 and December 31, 2023 are as follows (in thousands):

	September 30, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2024	Cost	Gains	Losses	Value
U.S. Government Agencies	$1,000	$—	$—	$1,000
Mortgage-Backed Securities	96,013	577	(6,231)	90,359
Collateralized Mortgage Obligations	2,529	—	(86)	2,443

Total	$99,542	$577	$(6,317)	$93,802

	December 31, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2023	Cost	Gains	Losses	Value
U.S. Government Agencies	$1,000	$—	$(34)	$966
Mortgage-Backed Securities	74,072	15	(8,759)	65,328
Collateralized Mortgage Obligations	1,733	—	(126)	1,607

Total	$76,805	$15	$(8,919)	$67,901

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The following tables show the gross unrealized losses and estimated fair value of investment securities available-for-sale for which an allowance for credit losses has not been recorded by category and length of time that securities have been in a continuous unrealized loss position at September 30, 2024, and December 31, 2023 (in thousands):

	Securities		Securities
	With Losses Under		With Losses Over
	12 Months		12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2024	Value	Loss	Value	Loss	Value	Loss
U.S. Government Agencies	$—	$—	$1,000	$—	$1,000	$—
Mortgage-Backed Securities	10,378	(35)	42,361	(6,196)	52,739	(6,231)
Collateralized Mortgage Obligations	990	(7)	1,453	(79)	2,443	(86)

Total	$11,368	$(42)	$44,814	$(6,275)	$56,182	$(6,317)

	Securities		Securities
	With Losses Under		With Losses Over
	12 Months		12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2023	Value	Loss	Value	Loss	Value	Loss
U.S. Government Agencies	$—	$—	$966	$(34)	$966	$(34)
Mortgage-Backed Securities	498	(2)	63,384	(8,757)	63,882	(8,759)
Collateralized Mortgage Obligations	—	—	1,607	(126)	1,607	(126)

Total	$498	$(2)	$65,957	$(8,917)	$66,455	$(8,919)

At September 30, 2024, 64 of the Company’s available-for-sale securities had unrealized losses totaling 10.1% of the individual securities’ amortized cost basis and 6.3% of the Company’s total amortized cost basis of the investment securities portfolio. At September 30, 2024, 57 of these 64 securities had been in a continuous loss position for over 12 months. The unrealized losses of these securities are believed to be caused by interest rate increases and changing market conditions and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Management has determined that the declines in the fair value of these securities are not attributable to credit losses.

All of the mortgage-backed securities and collateralized mortgage obligations in an unrealized loss position are issued or guaranteed by government-sponsored enterprises.

No allowance for credit losses was recorded for available-for-sale securities at September 30, 2024, and December 31, 2023.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The amortized cost and estimated fair value of securities classified as available-for-sale at September 30, 2024, by contractual maturity, are shown in the table below (in thousands). Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of the exercise of call options and potential paydowns. Accordingly actual maturities may differ from contractual maturities.

	Amortized	Fair
	Cost	Value
Available-for-Sale
Due in 1 Year or Less	$—	$—
Due after 1 Year through 5 Years	165	160
Due after 5 Years through 10 Years	1,006	999
Due after 10 Years	98,371	92,643

Total	$99,542	$93,802

There were no sales of available-for-sale securities during the three months ended September 30, 2024 and 2023.  The Company sold $18,685,000 securities available-for-sale and recorded a loss of $1,144,000 during the nine months ended September 30, 2024 and there was no sales of available-for-sale securities during the nine months ended September 30, 2023.

Note 3.	Restricted Stock

The following table shows the amount of restricted stock as of September 30, 2024, and December 31, 2023 (in thousands):

	2024	2023
Federal Home Loan Bank	$552	$531
First National Bankers Bank	350	350

Total	$902	$881

Note 4.	Loans Receivable and Allowance for Credit Losses

Loans receivable at September 30, 2024, and December 31, 2023 are summarized as follows (in thousands):

	2024	2023
One-to-Four Family Mortgages	$334,039	$337,056
Home Equity Loans / Lines of Credit	7,773	8,550
Construction Loans	9,618	8,128
Consumer Loans	2,783	913
Commercial Loans	14,394	12,403

Total Loans Receivable	368,607	367,050

Allowance for Credit Losses	(1,699)	(2,802)
Net Deferred Loan Costs	791	790

Total Loans Receivable, Net	$367,699	$365,038

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The following tables present an analysis of past-due loans as of September 30, 2024, and December 31, 2023 (in thousands):

			Loans 90 Days or
	30-59 Days	60-89 Days	More Past Due and	Nonaccrual	Current	Total Loans
September 30, 2024	Past Due	Past Due	Still Accruing	Loans	Loans	Receivable
One-to-Four Family Mortgages	$—	$1,802	$—	$528	$331,709	$334,039
Home Equity Loans / Lines of Credit	74	—	—	—	7,699	7,773
Construction Loans	—	—	—	118	9,500	9,618
Consumer Loans	—	—	—	—	2,783	2,783
Commercial Loans	—	—	—	—	14,394	14,394

Total	$74	$1,802	$—	$646	$366,085	$368,607

			Loans 90 Days or
	30-59 Days	60-89 Days	More Past Due and	Nonaccrual	Current	Total Loans
December 31, 2023	Past Due	Past Due	Still Accruing	Loans	Loans	Receivable
One-to-Four Family Mortgages	$2,655	$1,524	$950	$153	$331,774	$337,056
Home Equity Loans / Lines of Credit	—	4	—	—	8,546	8,550
Construction Loans	—	—	—	—	8,128	8,128
Consumer Loans	33	—	—	—	880	913
Commercial Loans	—	—	—	—	12,403	12,403

Total	$2,688	$1,528	$950	$153	$361,731	$367,050

Credit Quality Indicators

The Company uses the following criteria to assess risk ratings with respect to its loan portfolio, which are consistent with regulatory guidelines:

Pass - Loans that comply in all material respects with the loan policies that are adequately secured with conforming collateral and that are extended to borrowers with documented ability to safely cover their total debt service requirements.

Special Mention - Includes loans that do not warrant adverse classification but do possess credit deficiencies or potential weaknesses that deserve close attention.

Substandard - Includes loans that are inadequately protected by the collateral pledged or the current net worth and paying capacity of the borrower. Such loans have one or more weaknesses that jeopardize the liquidation of the debt and expose the Company to loss if the weaknesses are not corrected.

The Company’s credit quality indicators are reviewed and updated annually.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The following table presents the Company’s recorded investment in loans by credit quality indicator by year of origination as of September 30, 2024 (in thousands):

	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
One-to-Four Family Mortgages
Pass	$8,263	$18,400	$41,236	$56,965	$47,789	$158,261	$—	$330,914
Special Mention	—	—	572	1,249	—	776	—	2,597
Substandard	—	—	—	—	—	528	—	528
Total One-to-Four Family Mortgages	$8,263	$18,400	$41,808	$58,214	$47,789	$159,565	$—	$334,039

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Home Equity Loans/Lines of Credit
Pass	$127	$66	$88	$—	$—	$487	$7,005	$7,773
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Home Equity Loans/Lines of Credit	$127	$66	$88	$—	$—	$487	$7,005	$7,773

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$3	$3

Construction Loans
Pass	$4,349	$4,414	$64	$403	$115	$155	$—	$9,500
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	118	—	—	—	—	118
Total Construction Loans	$4,349	$4,414	$182	$403	$115	$155	$—	$9,618

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans
Pass	$2,082	$244	$58	$35	$40	$324	$—	$2,783
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Consumer Loans	$2,082	$244	$58	$35	$40	$324	$—	$2,783

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans
Pass	$4,184	$6,316	$3,792	$—	$—	$102	$—	$14,394
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Commercial Loans	$4,184	$6,316	$3,792	$—	$—	$102	$—	$14,394

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The following table presents the Company’s recorded investment in loans by credit quality indicator as of December 31, 2023 (in thousands):

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Nonaccrual Loans

The following table is a summary of the Company’s nonaccrual loans by major categories at September 30, 2024 and December 31, 2023(in thousands):

	September 30, 2024			December 31, 2023
	Nonaccrual	Nonaccrual		Nonaccrual	Nonaccrual	Total
	Loans	Loans		Loans	Loans
	with	with	Total	with	with
	No	an	Nonaccrual	No	an	Nonaccrual
	Allowance	Allowance	Loans	Allowance	Allowance	Loans
One-to-Four Family Mortgages	$528	$—	$528	$153	$—	$153
Home Equity Loans/Lines of Credit	—	—	—	—	—	—
Construction Loans	118	—	118	—	—	—
Consumer Loans	—	—	—	—	—	—
Commercial Loans	—	—	—	—	—	—

Total	$646	$—	$646	$153	$—	$153

Interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Payments received while on nonaccrual status are applied to the principal balance of nonaccrual loans. The Company does not recognize interest income while loans are on nonaccrual status.

The following table represents the accrued interest receivables written off by reversing interest income during the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
One-to-Four Family Mortgages	$9	$4	$9	$4
Home Equity Loans/Lines of Credit	—	—	—	—
Construction Loans	5	—	5	—
Consumer Loans	—	—	—	—
Commercial Loans	—	—	—	—

Total	$14	$4	$14	$4

Collateral-Dependent Loans

The Company designates individually evaluated loans on nonaccrual status as collateral-dependent loans, as well as other loans that management of the Company designates as having higher risk. Collateral-dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. For collateral-dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan’s collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The following table presents an analysis of collateral-dependent loans of the Company as of September 30, 2024 and December 31, 2023 (in thousands):

	Residential		Business
September 30, 2024	Properties	Land	Assets	Other	Total
One-to-Four Family Mortgages	$528	$—	$—	$—	$528
Home Equity Loans/Lines of Credit	—	—	—	—	—
Construction Loans	—	118	—	—	118
Consumer Loans	—	—	—	—	—
Commercial Loans	—	—	—	—	—

Total	$528	$118	$—	$—	$646

	Residential		Business
December 31, 2023	Properties	Land	Assets	Other	Total
One-to-Four Family Mortgages	$153	$—	$—	$—	$153
Home Equity Loans/Lines of Credit	—	—	—	—	—
Construction Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Commercial Loans	—	—	—	—	—

Total	$153	$—	$—	$—	$153

Allowance for Credit Losses

The decrease in the allowance for credit losses as of September 30, 2024 as compared to December 31, 2023 was driven by various factors, including the evolving economic outlook, values in the local real estate market, low net charge-offs, and refining our peer group selection to better align with peers whose loan portfolios reflect the composition of our own loan portfolio and the current local economic conditions.  Adjusting this component of our estimate has resulted in a reduced peer group loss rate and corresponding adjustments to our peer comparisons.  This change in accounting estimate was recognized prospectively.  In turn our CECL reserve percentage was decreased resulting in a $1.1 million reversal in our allowance for credit loss.  This adjustment was made in the second quarter of 2024.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The following table summarizes the activity related to the allowance for credit losses for the three months ended September 30, 2024 and 2023 (in thousands):

	One-to-Four	Home Equity
	Family	Loans / Lines	Construction	Consumer	Commercial
Three Months Ended September 30, 2024	Mortgages	of Credit	Loans	Loans	Loans	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$1,273	$57	$7	$—	$145	$217	$1,699
Recovery of Credit Loss	119	(13)	—	—	(23)	(83)	—
Loans Charged-Off	—	—	—	—	—	—	—
Recoveries Collected	—	—	—	—	—	—	—

Ending Balance	$1,392	$44	$7	$—	$122	$134	$1,699

Three Months Ended September 30, 2023
Allowance for Credit Losses
Beginning Balance, Prior to Adoption of ASC 326	$2,738	$60	$73	$—	$2	$380	$3,253
Recovery of Credit Loss	—	—	—	—	—	(100)	(100)
Loans Charged-Off	—	—	—	—	—	—	—
Recoveries Collected	—	—	—	—	—	—	—

Ending Balance	$2,738	$60	$73	$—	$2	$280	$3,153

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The following table includes disclosures related to the allowance for loan losses for the nine months ended September 30, 2024 and 2023 (in thousands):

	One-to-Four	Home Equity
	Family	Loans / Lines	Construction	Consumer	Commercial
Nine Months Ended September 30, 2024	Mortgages	of Credit	Loans	Loans	Loans	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$2,554	$57	$32	$9	$126	$24	$2,802
Recovery of Credit Loss	(1,162)	(10)	(25)	(9)	(4)	110	(1,100)
Loans Charged-Off	—	(3)	—	—	—	—	(3)
Recoveries Collected	—	—	—	—	—	—	—

Ending Balance	$1,392	$44	$7	$—	$122	$134	$1,699

Nine Months Ended September 30, 2023
Allowance for Credit Losses
Beginning Balance	$2,738	$60	$73	$—	$2	$380	$3,253
Recovery of Credit Loss	—	—	—	—	—	(100)	(100)
Loans Charged-Off	—	—	—	—	—	—	—
Recoveries Collected	—	—	—	—	—	—	—

Ending Balance	$2,738	$60	$73	$—	$2	$280	$3,153

Modifications Made to Borrowers Experiencing Financial Difficulty

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a probability of default/loss given default model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification.

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, the Company modifies loans by providing principal forgiveness on certain of its loans. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the allowance for credit losses. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.

In some cases, the Company will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Upon determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectable, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The Company had no loans with modifications to borrowers experiencing financial difficulty as of September 30, 2024, and December 31, 2023.

There were no modifications to borrower’s experiencing financial difficulty entered into during the three and nine months ended September 30, 2024 and 2023 and no loans which had defaults during the three and nine months ended September 30, 2024 and 2023 which have been modified due to the borrower experiencing financial difficulty.

Unfunded Commitments

The Company did not record an adjustment for unfunded commitments for the adoption of ASC 326. For the three and nine months ended September 30, 2024 and 2023, provision for credit losses for unfunded commitments totaled approximately ($110,000) and -0-, respectively. At September 30, 2024 and December 31, 2023, the liability for credit losses on off-balance-sheet credit exposures included in other liabilities was $15,000 and $125,000, respectively.

Related Party Loans

In the normal course of business, loans are made to officers and directors of the Company, as well as to their affiliates. Such loans are made in the ordinary course of business with substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. They do not involve more than normal risk of collectability or present other unfavorable features.

An analysis of the related party activity during the nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	September 30,
	2024	2023
Balance, Beginning of the Year	$546	$579
New Loans	—	—
Change in Related Parties, Net	—	—
Repayments, Net	(26)	(25)

Balance, End of Year	$520	$554

Related Party Other

The Company generally requires an inspection of the property before disbursement of funds during the term of the construction loan and inspections are typically performed by one of the Company’s directors. There is no revenue or expense recorded by the Company related to those services as the customer pays these fees through their closing costs.

Note 5.	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the OCC. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Company’s consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of common equity Tier I capital, Tier I capital and total capital to risk-weighted assets and Tier I capital to average assets. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel Ill rules) became fully effective for the Company on January 1, 2019. Management believes, as of September 30, 2024 and December 31, 2023, that the Company meets all capital adequacy requirements to which it is subject.

As of September 30, 2024 and December 31, 2023, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total ratios as disclosed in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s prompt corrective action category.

The Bank’s actual capital amounts and ratios as of September 30, 2024 and December 31, 2023 are also presented in the table below (dollar amounts in thousands):

					Required to Be Well-
			Required for		Capitalized Under
			Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024
Tier 1 Capital to Average Assets	$110,617	20.75%	$21,324	4.00%	$26,655	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	110,617	43.70	11,391	4.50	16,453	6.50
Tier 1 Capital to Risk-Weighted Assets	110,617	43.70	15,188	6.00	20,250	8.00
Total Capital to Risk-Weighted Assets	112,331	44.38	20,249	8.00	25,311	10.00

December 31, 2023
Tier 1 Capital to Average Assets	$84,771	17.41%	$19,476	4.00%	$24,345	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	84,771	34.15	11,170	4.50	16,135	6.50
Tier 1 Capital to Risk-Weighted Assets	84,771	34.15	14,894	6.00	19,859	8.00
Total Capital to Risk-Weighted Assets	87,698	35.33	19,858	8.00	24,823	10.00

Note 6.	Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the Company’s consolidated balance sheets.

The contract amounts of those instruments reflect the extent of the involvement the Company has in particular classes of financial instruments. As of September 30, 2024 and December 31, 2023, the Bank had made various commitments to extend credit totaling approximately $24,000,000. respectively. Of these commitments,

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

approximately $8,391,000 and $9,368,000 are at variable rates as of September 30, 2024 and December 31, 2023, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being fully drawn upon, the total commitment amount disclosed above does not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.

Note 7.	Fair Value Measurements

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 are summarized below (in thousands):

				Total
	Fair Value Measurements			Estimated
September 30, 2024	Level 1	Level 2	Level 3	Fair Value
Investment Securities Available-for-Sale
U.S. Government Agencies	$—	$1,000	$—	$1,000
Mortgage-Backed Securities	—	90,359	—	90,359
Collateralized Mortgage Obligations	—	2,443	—	2,443

Total	$—	$93,802	$—	$93,802

				Total
	Fair Value Measurements			Estimated
December 31, 2023	Level 1	Level 2	Level 3	Fair Value
Investment Securities Available-for-Sale
U.S. Government Agencies	$—	$966	$—	$966
Mortgage-Backed Securities	—	65,328	—	65,328
Collateralized Mortgage Obligations	—	1,607	—	1,607

Total	$—	$67,901	$—	$67,901

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at September 30, 2024 and December 31, 2023.

There were no transfers into, out of, purchases, or sales of Level 3 securities during the three and nine months ended September 30, 2024 and 2023.

Assets and Liabilities Measured on a Non-Recurring Basis

The following describes the hierarchy designation, valuation methodologies, and key inputs for those assets that are measured at fair value on a non-recurring basis:

Collateral Dependent Loans

For collateral dependent loans, fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral dependent loans consist of one-to-four family mortgages secured by residential properties. The value of residential property collateral is determined based on appraisal by qualified licensed appraisers hired by the Company. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis at September 30, 2024 and December 31, 2023 (in thousands):

				Total
	Fair Value Measurements			Estimated
September 30, 2024	Level 1	Level 2	Level 3	Fair Value
Assets
Collateral Dependent Loans	$—	$—	$646	$646
Real Estate Owned	—	—	42	42

Total	$—	$—	$688	$688

				Total
	Fair Value Measurements			Estimated
December 31, 2023	Level 1	Level 2	Level 3	Fair Value
Assets
Collateral Dependent Loans	$—	$—	$153	$153
Real Estate Owned	—	—	42	42

Total	$—	$—	$195	$195

The following tables show significant unobservable inputs used in the fair value measurement of Level 3 assets:

	Valuation	Unobservable	Range of	Weighted Average
September 30, 2024	Technique	Inputs	Discount	Discount
Collateral Dependent Loans	Third-party appraisals and discounted cash flows	Collateral discounts and estimated costs to sell	6% - 10%	6%
Real Estate Owned	Third-party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	6% - 10%	6%

	Valuation	Unobservable	Range of	Weighted Average
December 31, 2023	Technique	Inputs	Discount	Discount
Collateral Dependent Loans	Third-party appraisals and discounted cash flows	Collateral discounts and estimated costs to sell	6% - 10%	6%
Real Estate Owned	Third-party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	6% - 10%	6%

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

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

Federal Home Loan Bank Advances- Fair value approximates carrying value.

The carrying amount and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	Carrying	Fair Value Measurements
September 30, 2024	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents	$34,088	$34,088	$—	$—
Investment Securities Available-for-Sale	93,802	—	93,802	—
Restricted Stock	902	—	—	902
Loans Receivable, Net	367,699	—	—	314,159

Financial Liabilities
Deposits	384,123	—	—	347,795

	Carrying	Fair Value Measurements
December 31, 2023	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents	$19,306	$19,306	$—	$—
Investment Securities Available-for-Sale	67,901	—	67,901	—
Restricted Stock	881	—	—	881
Loans Receivable, Net	365,038	—	—	303,183

Financial Liabilities
Deposits	390,003	—	—	327,412
Short-Term Federal Home Loan Bank Advances	4,000	—	4,000	—

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Fair value estimates may not be realizable in an immediate settlement of the instrument. In some instances, there are no quoted market prices for the Company’s various financial instruments, in which case fair values may be based on estimates using the present value or other valuation techniques, or based on judgements regarding future expected loss experience, current economic conditions, risk characteristics of financial instruments, or other factors. Those techniques are significantly affected by assumptions used, including the discount rate and estimate of future cash flows. Subsequent changes in assumptions could significantly affect the estimates.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Note 8.	ESOP

In connection with the Conversion, the Company established an ESOP for the exclusive benefit of eligible employees. The Company makes quarterly contributions to the ESOP in amounts as defined by the plan document. The contributions are used to pay debt services. Certain ESOP shares are pledged as collateral for debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid during the period.

In connection with the Company’s initial public offering, the ESOP borrowed $4,447,580 payable to the Company for the purpose of purchasing shares of the Company’s common stock. A total of 444,758 shares were purchased with loan proceeds. Common stock acquired by the ESOP is shown as a reduction of stockholders’ equity. The loan is expected to be repaid over a period of up to 20 years.

Contributions to the ESOP totaled $224,000 during the three and nine months ended September 30, 2024. Compensation expense is recognized over the service period based on the average fair value of the shares and totaled $115,000 for the three and nine months ended September 30, 2024.

Note 9:	Earnings per Share

Earnings (loss) per common share was computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net Income (Loss) Available to Common Stockholders	$(788)	$—	$(1,237)	$—

Denominator:
Weighted Average Common Shares Oustanding	5,559	—	5,559	—
Weighted Average Unearned ESOP Shares	(434)	—	(434)	—
Weighted Average Shares	5,125	—	5,125	—

Earnings (Loss) per Common Share - Basic and Diluted	$(0.15)	$—	$(0.24)	$—

Note 10.	Subsequent Events

In accordance with the subsequent events topic of the FASB ASC 855, the Company evaluates events and transactions that occur after the consolidated balance sheets date for potential recognition in the consolidated financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the consolidated balance sheets date are recognized in the consolidated financial statements as of September 30, 2024 and December 31, 2023. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred through the date the consolidated financial statements were available to be issued. Management has concluded that there are no additional events, other than disclosed above, which require disclosure.

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

Internal Control Over Financial Reporting

We have identified material weaknesses in our internal control over financial reporting with respect to our allowance for credit losses that existed as of September 30, 2024 and December 31, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements may not be prevented or detected on a timely basis. We concluded that our procedures were not effective as of December 31, 2023 and un-remediated as of September 30, 2024. Specifically, we identified, the following material weaknesses in our internal control over our financial reporting:

●	management did not maintain sufficient evidence of independent review or supporting documentation related to key methodologies, assumptions, and calculations, including support for the qualitative factors, utilized in the allowance for credit losses as of September 30, 2024 and December 31, 2023; and
●	management did not maintain sufficient evidence of independent review or supporting documentation, including support for the qualitative factors, related to the January 1, 2023 adoption of Accounting Standard Update (ASU) 2016-13 Financial Instruments – Credit Losses.

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

The decrease in the allowance for credit losses as of September 30, 2024 as compared to December 31, 2023 was driven by various factors, including the evolving economic outlook, values in the local real estate market, low net charge-offs, and refining our peer group selection to better align with peers whose loan portfolios reflect the composition of our own loan portfolio and the current local economic conditions. Adjusting this component of our estimate has resulted in a reduced peer group loss rate and corresponding adjustments to our peer comparisons. In turn our CECL reserve percentage was decreased resulting in a $1.1 million reversal in our allowance for credit loss.

Comparison of Financial Condition at September 30, 2024 and December 31, 2023

Total Assets. Total assets were $523.8 million at September 30, 2024, an increase of $43.0 million, or 9.0%, compared to $480.8 million at December 31, 2023. This increase is primarily due to $14.8 million increase in cash and cash equivalents, $25.9 million increase in investment securities available-for-sale, and $2.7 million increase in loans receivable, net.

Cash and Cash Equivalents. Cash and cash equivalents increased by $14.8 million, or 76.6%, to $34.1 million at September 30, 2024 from $19.3 million at December 31, 2023. This increase resulted primarily from the cash received for subscriptions to purchase shares of the Company’s common stock in its initial public offering. The net proceeds of the public offering are reflected in Stockholders’ equity at September 30, 2024.

Investment Securities Available-for-Sale. Investment securities available-for-sale increased $25.9 million, or 38.1%, to $93.8 million at September 30, 2024 from $67.9 million at December 31, 2023. Securities purchased totaled $48.2 million during the nine months ended September 30, 2024, securities sold totaled $18.7 million, and calls, maturities, and repayments totaled $5.3 million.

Loans Receivable, Net. Loans receivable, net, increased by $2.7 million, or 0.7%, to $367.7 million at September 30, 2024 from $365.0 million at December 31, 2023. During the nine months ended September 30, 2024, loan originations were $26.9 million and loan repayments totaled $24.2 million. During the nine months ended September 30, 2024, commercial and industrial loans increased by $3.7 million, primarily from the purchase of the guaranteed portion of government loans, and Bankers Healthcare loans. 1-4 single family mortgages decreased by $2.8 million, home equity loans decreased by $629,000, construction loans increased by $1.5 million, and we reversed $1.1 million from our allowance for credit losses.

Deposits. Deposits decreased by $5.9 million, or 1.5%, to $384.1 million at September 30, 2024, from $390.0 million at December 31, 2023. Certificates of deposit increased $3.6 million, or 1.59%, to $231.8 million at September 30, 2024, from $228.1 million at December 31, 2023. The majority of the increase in certificates of deposit was driven by new customer activity and migration from lower yielding money markets accounts. NOW accounts increased $2.0 million, or 3.9%, to $52.8 million at September 30, 2024, from $50.8 million at December 31, 2023. MMDA accounts decreased $4.4 million, or 16.8%, to $22.0 million at September 30, 2024, from $26.4 million at December 31, 2023. Savings Accounts decrease $7.1 million, or 8.37%, to $77.5 million at September 30, 2024, from $84.6 million at December 31, 2023.

Total Stockholders’ Equity. Total stockholders’ equity increased by $50.1 million, or 64.4%, to $127.9 million at September 30, 2024, from $77.8 million at December 31, 2023. The increase resulted from the sale of stock in the initial public offering that totaled $53.2 million, offset by the unearned ESOP of $4.3 million, the accumulated other comprehensive loss (as a result of market value adjustment of investment securities available-for-sale due to the rise in market interest rates during the period) declining $2.5 million and retained earnings decreasing $1.2 million due to the net loss for the period ended September 30, 2024.

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

	For the Three Months Ended September 30,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (4)	Balance	Interest	Yield/Rate (4)

Interest-earning assets:
Cash and cash equivalents	$40,493	$548	5.37%	$9,515	$115	4.80%
Investment securities available-for-sale	82,639	772	3.71	69,232	419	2.40
Loans receivable, net	368,805	3,863	4.16	361,902	3,611	3.96
Restricted stock	896	10	4.43	855	10	4.64
Total interest-earning assets	492,833	5,193	4.18	441,504	4,155	3.73
Noninterest-earning assets	32,408			31,942
Total assets	$525,241			$473,446

Interest-bearing liabilities:
Savings accounts	$79,804	20	0.10%	$93,070	23	0.10%
NOW accounts	66,363	3	0.02	51,511	3	0.02
Money market accounts	22,193	28	0.50	31,682	42	0.53
Certificates of deposit	235,163	2,259	3.81	208,568	1,691	3.22
Total interest-bearing deposits	403,523	2,310	2.27	384,831	1,759	1.81
Federal Home Loan Bank advances	—	—	—	3,348	43	5.10
Total interest-bearing liabilities	403,523	2,310	2.27	388,179	1,802	1.84
Noninterest-bearing demand deposits	1,185			898
Other noninterest-bearing liabilities	10,542			9,263
Total liabilities	415,250			398,340
Total stockholders' equity	109,991			75,106
Total liabilities and stockholders' equity	525,241			473,446
Net interest income		$2,883			$2,353
Net interest rate spread (1)			1.91%			1.89%
Net interest-earning assets (2)	$89,310			$53,325
Net interest margin (3)			2.32%			2.11%
Average interest-earning assets to interest-bearing liabilities			122.13%			113.74%

	For the Nine Months Ended September 30,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (4)	Balance	Interest	Yield/Rate (4)

Interest-earning assets:
Cash and cash equivalents	$27,197	$1,061	5.20%	$12,901	$441	4.55%
Investment securities available-for-sale	71,213	1,675	3.13	72,983	1,273	2.32
Loans receivable, net	366,991	11,375	4.13	357,360	10,444	3.89
Restricted stock	889	24	3.60	846	20	3.15
Total interest-earning assets	466,290	14,135	4.04	444,090	12,178	3.65
Noninterest-earning assets	32,572			30,802
Total assets	$498,862			$474,892

Interest-bearing liabilities:
Savings accounts	$81,915	61	0.10%	$97,525	73	0.10%
NOW accounts	47,957	9	0.02	53,940	10	0.02
Money market accounts	23,870	91	0.51	35,648	143	0.53
Certificates of deposit	236,268	6,763	3.81	201,327	4,100	2.71
Total interest-bearing deposits	390,010	6,924	2.36	388,440	4,326	1.48
Federal Home Loan Bank advances	113	4	4.72	1,128	43	5.08
Total interest-bearing liabilities	390,123	6,928	2.37	389,568	4,369	1.49
Noninterest-bearing demand deposits	1,116			1,383
Other noninterest-bearing liabilities	9,598			8,071
Total liabilities	400,837			399,022
Total stockholders' equity	98,025			75,870
Total liabilities and stockholders' equity	498,862			474,892
Net interest income		$7,207			$7,809
Net interest rate spread (1)			1.67%			2.16%
Net interest-earning assets (2)	$76,167			$54,522
Net interest margin (3)			2.06%			2.34%
Average interest-earning assets to interest-bearing liabilities			119.52%			114.00%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Average yield/rate is an annualized amount.

Comparison of Operating Results for the Three Months Ended September 30, 2024 and 2023

General. Net income (loss) for the three months ended September 30, 2024, was ($788,000), a decrease of $827,000, or 2,120.5%, compared to $39,000 for the three months ended September 30, 2023. The net loss was primarily from an increase in non-interest expense of $1.6 million resulting from a $1.3 million charitable contribution to establish the Fifth District Community Foundation, a $508,000 increase in interest expense, partially offset by a $1.0 million increase in interest income, and a $220,000 decrease in provision for income taxes.

Interest and Dividend Income. Interest and dividend income increased by $1.0 million, or 25.0%, to $5.2 million for the three months ended September 30, 2024, compared to $4.2 million for the three months ended September 30, 2023. The increase is attributed to a $252,000, or 7.0%, increase in interest on loans, a $433,000, or 346.4%, increase in interest on other interest-earning assets and $353,000, or 84.3%, increase in interest on investment securities available-for-sale.

During the three months ended September 30, 2024, average loans receivable, net, increased by $6.9 million, or 1.9%, from the three months ended September 30, 2023. The average yield on loans increased to 4.16% for the three months ended September 30, 2024, from 3.96% for the three months ended September 30, 2023, due to the rising market rate environment.

The average balance of investment securities available-for-sale increased $13.4 million, or 19.4%, to $82.6 million for the three months ended September 30, 2024, from $69.2 million for the three months ended September 30, 2023. The average yield on available-for-sale investment securities increased to 3.71% for the three months ended September 30, 2024, from 2.40% for the three months ended September 30, 2023. The increase in the average yield on available-for-sale investment securities was primarily due to the rising market interest rate environment.

Interest income on cash and cash equivalents, comprised primarily of overnight deposits, increased by $433,000, or 376.5%, for the three months ended September 30, 2024, due to an increase in the average yield to 5.37% for the three months ended September 30, 2024, from 4.80% for the three months ended September 30, 2023. The increase in interest income was mainly due to the increase in the balance of cash and cash equivalents arising from the cash received for the purchase of stock in the IPO. The increase in average yield was due to the rise in market interest rates.

Interest Expense. Total interest expense increased $508,000 or 28.2%, to $2.3 million for the three months ended September 30, 2024, from $1.8 million for the three months ended September 30, 2023. The increase was primarily due to the increase in the average cost of deposits to 2.27% for the three months ended September 30, 2024, from 1.81% for the three months ended September 30, 2023, reflecting the rising market interest rate environment. The average balance of interest-bearing deposits increased by $18.7 million, or 4.9%, to $403.5 million for the three months ended September 30, 2024, from $384.8 million for the three months ended September 30, 2023.

Net Interest Income. Net interest income increased $530,000, or 22.5%, to $2.9 million for the three months ended September 30, 2024, compared to $2.4 million for the three months ended September 30, 2023. The increase reflects the increase in the interest rate spread to 1.91% for the three months ended September 30, 2024, from 1.89% for the three months ended September 30, 2023, while average net interest-earning assets increased $36.0 million period-to-period. The net interest margin increased to 2.32% for the three months ended September 30, 2024, from 2.11% for the three months ended September 30, 2023. The average yield on interest-earning assets increased from 3.73% for the three months ended September 30, 2023, to 4.18% for the three months ended September 30, 2024. The average rate paid on interest-bearing liabilities increased from 1.84% for the three months ended September 30, 2023, to 2.27% for the three months ended September 30, 2024, primarily due to an increase in the average rate paid on certificates of deposit from 3.22% in 2023 to 3.81% in 2024. The increase in the average rate paid on certificates of deposit contributed to migration from lower yielding savings accounts and money market accounts, to higher yielding certificates of deposit. The average balance of certificates of deposit increased from $208.6 million as of September 30, 2023, to $235.2 million as September 30, 2024, while over the same period the average balance of savings accounts decreased from $93.1 million to $79.8 million, and the average balance of money market accounts decreased from $31.7 million to $22.2 million.

Provision (Recovery) for Credit Losses. The recovery of credit losses on loans decreased $100,000 to $0 for the three months ended September 30, 2024, compared to $100,000 for the three months ended September 30, 2023. The allowance for credit losses on loans represented 0.46% of total loans at September 30, 2024, and 0.76% of total loans at September 30, 2023. The recovery of credit losses is based on our evaluation of the adequacy of the allowance for credit losses throughout the reporting period.

The recovery of credit losses on unfunded commitments increased $110,000 for the three months ended September 30, 2024 compared to no recovery for the three months ended September 30, 2023. The recovery of credit losses on unfunded commitments is based on an evaluation of the historical usage rate.

Total non-performing loans were $647,000 at September 30, 2024, compared to $0 at September 30, 2023. We did not have any loans over 90 days delinquent at September 30, 2023 compared to $647,000 at September 30, 2024. Classified loans totaled $647,000 at September 30, 2024, compared to $106,000 at September 30, 2023. As a percentage of nonperforming loans, the allowance for credit losses on loans was 262.6% at September 30, 2024, and there were no non-performing loans at September 30, 2023.

Noninterest Income. Noninterest income totaled $252,000 for the three months ended September 30, 2024, an increase of $3,000, or 1.2%, from $249,000 for the three months ended September 30, 2023.

Noninterest Expense. Noninterest expense increased $1.6 million, or 59.9%, to $4.2 million for the three months ended September 30, 2024, compared to $2.7 million for the three months ended September 30, 2023. The increase was primarily due to an increase in salaries and employee benefits of $243,000, or 15.9%, an increase in occupancy and equipment expense of $28,000, or 6.5%, an increase in professional and legal fees of $16,000, or 41.0%, an increase in data processing expense of $9,000, or 3.3%, an increase in audit and examination fees of $68,000, or 194.3%, and an increase in charitable contributions of $1.3 million, or 9,615.4% from establishing the Fifth District Community Foundation, partially offset by a $5,000, or 8.8%, decrease in FDIC insurance expense, an $18,000, or 19.8% decrease in directors fees, and a $25,000, or 45.5% decrease in advertising.

Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes decreased by $220,000, or 2,200.0%, to ($210,000) for the three months ended September 30, 2024, compared to $10,000 for the three months ended September 30, 2023. The decrease was due to a $1.0 million, or 2,136.7%, decrease in pretax income. The effective tax rate was 21% for both periods.

Comparison of Operating Results for the Nine Months Ended September 30, 2024 and 2023

General. Net income (loss) for the nine months ended September 30, 2024, was ($1.2) million, a decrease of $1.9 million, or 299.8%, compared to $619,000 for the nine months ended September 30, 2023. The net loss was primarily from an increase in non-interest expense of $1.9 million resulting from a $1.3 million charitable contribution to establish the Fifth District Community Foundation, an increase in interest expense of $2.6 million, a decrease in non-interest income of $956,000, partially offset by an increase in interest income of $2.0 million, and a $493,000 decrease in provision for income taxes.

Interest and Dividend Income. Interest and dividend income increased by $2.0 million, or 16.1%, to $14.1 million for the nine months ended September 30, 2024, compared to $12.2 million for the nine months ended September 30, 2023. The increase in interest income is attributed to a $931,000, or 8.9%, increase in interest on loans, a $624,000, or 135.4%, increase in interest on other interest-earning assets and $402,000, or 31.6%, increase in interest on investment securities available-for-sale.

During the nine months ended September 30, 2024, average loans receivable, net, increased by $9.6 million, or 2.7%, from the nine months ended September 30, 2023. The average yield on loans increased to 4.13% for the nine months ended September 30, 2024, from 3.89% for the nine months ended September 30, 2023, due to the rising market interest rate environment.

The average balance of investment securities available-for-sale decreased $1.8 million, or 2.4%, to $71.2 million for the nine months ended September 30, 2024, from $73.0 million for the nine months ended September 30, 2023. The average yield on available-for-sale investment securities increased to 3.13% for the nine months ended September 30, 2024, from 2.32% for the nine months ended September 30, 2023. The increase in the average yield on available-for-sale investment securities was primarily due to the rising market interest rate environment as well as selling low yielding bonds to reinvest in higher yielding bonds.

Interest income on cash and cash equivalents, comprised primarily of certificate of deposit in other financial institutions and overnight deposits, increased by $620,000, or 140.8%, for the nine months ended September 30, 2024, due to an increase in the average yield to 5.20% for the nine months ended September 30, 2024, from 4.55% for the nine months ended September 30, 2023. The increase in average yield was due to the rise in market interest rates.

Interest Expense. Total interest expense increased $2.6 million, or 58.6%, to $6.9 million for the nine months ended September 30, 2024, from $4.4 million for the nine months ended September 30, 2023. The increase was primarily due to the increase in the average cost of deposits to 2.36% for the nine months ended September 30, 2024, from 1.48% for the nine months ended September 30, 2023, reflecting the rising market interest rate environment. The average balance of interest-bearing deposits increased by $1.6 million, or 0.4%, to $390.0 million for the nine months ended September 30, 2024, from $388.4 million for the nine months ended September 30, 2023.

Net Interest Income. Net interest income decreased $602,000, or 7.7%, to $7.2 million for the nine months ended September 30, 2024, compared to $7.8 million for the nine months ended September 30, 2023. The decrease reflects the decrease in the interest rate spread to 1.67% for the nine months ended September 30, 2024, from 2.16% for the nine months ended September 30, 2023, while average net interest-earning assets increased $21.6 million period-to-period. The net interest margin decreased to 2.06% for the nine months ended September 30, 2024, from 2.34% for the nine months ended September 30, 2023. Both the interest rate spread and net interest margin decreased due to the rising interest rate environment. The average yield on interest-earning assets increased from 3.65% for the nine months ended September 30, 2023, to 4.04% for the nine months ended September 30, 2024. The average rate paid on interest-bearing liabilities increased from 1.49% for the nine months ended September 30, 2023, to 2.37% for the nine months ended September 30, 2024, primarily due to an increase in the average rate paid on certificates of deposit from 2.71% in 2023 to 3.81% in 2024. The increase in the average rate paid on certificates of deposit contributed to migration from lower yielding savings accounts, NOW accounts and money market accounts, to higher yielding certificates of deposit. The average balance of certificates of deposit increased from $201.3 million as of September 30, 2023, to $236.3 million as of September 30, 2024, while over the same period the average balance of savings accounts decreased from $97.5 million to $81.9 million, the average balance of NOW accounts decreased from $53.9 million to $48.0 million and the average balance of money market accounts decreased from $35.6 million to $23.9 million.

Provision (Recovery) for Credit Losses. The recovery of credit losses on loans increased $1.0 million to $1.1 million for the nine months ended September 30, 2024, compared to $100,000 for the nine months ended September 30, 2023. The recovery was primarily due to changes in the peer group for the CECL calculation. The allowance for credit losses on loans represented 0.46% of total loans at September 30, 2024, and 0.86% of total loans at September 30, 2023. The recovery of credit losses is based on our evaluation of the adequacy of the allowance for credit losses throughout the reporting period.

The recovery of credit losses on unfunded commitments increased $110,000 for the three months ended September 30, 2024 compared to no recovery for the three months ended September 30, 2023. The recovery of credit losses on unfunded commitments is based on an evaluation of the historical usage rate.

Total non-performing loans were $647,000 at September 30, 2024, compared to $0 at September 30, 2023. We did not have any loans over 90 days delinquent at September 30, 2023 compared to $647,000 at September 30, 2024. Classified loans totaled $647,000 at September 30, 2024, compared to $106,000 at September 30, 2023. As a percentage of nonperforming loans, the allowance for credit losses on loans was 262.6% at September 30, 2024, and there were no non-performing loans at September 30, 2023.

Noninterest Income (Loss). Noninterest income (loss) totaled ($231,000) for the nine months ended September 30, 2024, a decrease of $956,000, or 131.9%, from $725,000 for the nine months ended September 30, 2023. The decrease was primarily due to the $1.1 million realized loss on the sale of investment securities available-for-sale and a $10,000, or 3.3%, decrease in ATM and check card fees, offset by a $34,000, or 14.4%, increase in the cash surrender value of the bank owned life insurance, a $13,000, or 8.6%, increase in deposit service charges and fees, and a $141,000 gain on sale of property.

Noninterest Expense. Noninterest expense increased $1.9 million, or 24.2%, to $9.8 million for the nine months ended September 30, 2024, compared to $7.9 million for the nine months ended September 30, 2023. The increase was primarily due to an increase in salaries and employee benefits of $382,000, or 8.4%, an increase in occupancy and equipment expense of $109,000, or 8.8%, an increase in FDIC insurance of $36,000, or 30.8%, an increase in data processing expense of $93,000, or 11.7%, an increase in audit and examination fees of $118,000, or 105.4%, an increase in other fees of $45,000 or 11.6%, and an increase in charitable contributions of $1.3 million, or 3,289.5% from establishing the Fifth District Community Foundation, offset by a $90,000, or 45.7%, decrease in advertising expense, and a $56,000, or 20.4% decrease in directors fees.

Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes decreased by $493,000, or 300.6%, to ($329,000) for the nine months ended September 30, 2024, compared to $164,000 for the nine months ended September 30, 2023. The decrease was due to a $2.3 million, or 300.0%, decrease in pretax income. The effective tax rate was 21% for both periods.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Dallas and from two correspondent banks and, until March 11, 2024, had the ability to obtain advances under the Federal Reserve Board’s Bank Term Funding Program. Under the terms of the Bank Term Funding Program, advances cannot be obtained after March 11, 2024. At September 30, 2024, we had no outstanding advances from the Federal Home Loan Bank of Dallas. At September 30, 2024, we had no outstanding balances under the correspondent bank credit facilities and no outstanding balance under the Bank Term Funding Program.

Time deposits that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 at September 30, 2024 and December 31, 2023 were $45.2 million and $42.2 million, respectively.

Based on collateral pledged, consisting of all shares of FHLB stock owned and the blanket pledge of approximately $237.0 million of its qualifying mortgage loans as of September 30, 2024, the Company was eligible to borrow up to an additional $180.5 million as of September 30, 2024.

The Company has an unsecured federal funds line of credit with FNBB that expires on September 30, 2025. The Company is eligible to borrow up to $27.2 million. There was no amount outstanding on this line of credit as of September 30, 2024 and December 31, 2023.

The Company is eligible to borrow from TIB’s Federal Funds Purchase Line Program, which provides overnight liquidity through pledge of certain qualifying securities. The Bank is eligible to borrow up to $15.0 million and repayment is due the next day. There was no amount outstanding on this line of credit as of September 30, 2024 and December 31, 2023.

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

Fifth District Bancorp, Inc. is a separate legal entity from Fifth District Savings Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations. Its primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At September 30, 2024, the Company (on an unconsolidated basis) had liquid assets of $21.4 million.

We believe we maintain a strong liquidity position, and are committed to maintaining it. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2024, the Bank was categorized as well-capitalized under applicable bank regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change its category.

Off-Balance Sheet Arrangements

At September 30, 2024, we had $23.6 million of outstanding commitments to originate loans, which primarily consists of $8.4 million of remaining funds to be disbursed on construction loans in process and $13.4 million of unused balances of home equity lines of credit. At September 30, 2024, certificates of deposit that are scheduled to mature on or before September 30, 2025 totaled $215.2 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may raise interest rates on deposits to attract new accounts or utilize Federal Home Loan Bank of Dallas advances, which may result in higher levels of interest expense.

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

The following table sets forth, as of September 30, 2024, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. All estimated changes presented in the table are within the policy limits established by the board of directors.

At September 30, 2024
				EVE as a Percentage of Present Value
				of Assets (3)
		Estimated Increase (Decrease) in			Increase
		EVE			(Decrease)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)

400	$52,713	$(56,237)	(51.62)%	13.56%	(960)
300	$63,445	$(45,505)	(41.77)%	15.66%	(750)
200	$77,920	$(31,030)	(28.48)%	18.31%	(485)
100	$93,572	$(15,378)	(14.11)%	20.89%	(227)
Level	$108,950	—	—%	23.16%	—
(100)	$120,964	$12,014	11.03%	24.51%	135
(200)	$131,033	$22,083	20.27%	25.35%	219
(300)	$137,532	$28,582	26.23%	25.53%	237
(400)	$139,425	$30,475	27.97%	24.98%	182
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at September 30, 2024, we would have experienced a 28.48% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 20.27% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

Change in Net Interest Income. The following table sets forth, as of September 30, 2024, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. All estimated changes presented in the table are within the policy limits established by the board of directors.

At September 30, 2024
Change in Interest Rates	Net Interest Income Year 1
(basis points) (1)	Forecast	Year 1 Change from Level
	(Dollars in thousands)

400	$8,528	(33.40)%
300	$9,612	(24.94)%
200	$10,718	(16.31)%
100	$11,771	(8.08)%
Level	$12,806	—
(100)	$13,030	1.75%
(200)	$13,129	2.52%
(300)	$13,149	2.68%
(400)	$13,205	3.12%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that as of September 30, 2024, we would have experienced a 16.31% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 2.52% increase in net interest income in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2024. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective due to the material weaknesses disclosed above in Item 2 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Internal Control Over Financial Reporting.”

During the quarter ended September 30, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as follows to address the material weaknesses disclosed above in Item 2 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Internal Control Over Financial Reporting”: We currently are assessing and improving our processes and control procedures to ensure they will operate at an acceptable level of assurance. The remedial measures we will take to address these material weaknesses include calculating an allowance for credit losses on unfunded commitments; revising the peer group of institutions to include institutions whose loan portfolios better reflect the composition of our loan portfolio; obtaining updated independent appraisals for loans being evaluated for impairment; enhancing qualitative factors support to include data points tied to a specified timeframe, such as, for example, the unemployment rate, to consistently allocate basis point reserves for each reporting period; using qualitative factors to adjust the allowance for credit losses for economic conditions that impact us and documenting the adjustments in a narrative accompanying the allowance calculation; and assigning an independent individual to review the allowance calculation to assure its accuracy and completeness.

Part II – Other Information

Item 1.Legal Proceedings

The Company is not subject to any pending legal proceedings. The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

During the quarter ended September 30, 2024, the Company did not sell any equity securities that were not registered under the Securities act of 1933, as amended.

Effective July 31, 2024, the Company completed its initial public stock offering in connection with the Bank’s conversion from the mutual form of organization to the stock form of organization. The Company sold 5,459,473 shares of common stock at $10.00 per share pursuant to a Registration Statement on Form S-1, as amended (SEC File No. 333-277776), which was declared effective by the Securities and Exchange Commission on May 10, 2024. The stock offering resulted in gross offering proceeds of $54.6 million and net offering proceeds (after payment of offering expenses) of approximately $52.2 million. From the net offering proceeds, the Company lent $4.4 million to the Bank’s employee stock ownership plan (which used those funds to purchase 444,758 shares of the Company’s common stock in the stock offering), invested $26.1 million in the Bank as a capital contribution, and retained the remaining $21.4 million for general corporate purchases. Performance Trust Capital Partners, LLC served as the Company’s marketing agent in connection with the stock offering.

The Company did not repurchase any shares of its common stock during the quarter ended September 30, 2024.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement“ (as such term is defined in Item 408 of SEC Regulation S-K).

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

101

The following materials for the quarter ended September 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

FIFTH DISTRICT BANCORP, INC.

Date: November 14, 2024	/s/ Brian W. North
Brian W. North
President and Chief Executive Officer (Duly Authorized Representative and Principal Executive Officer)

Date: November 14, 2024	/s/ Melissa C. Burns
Melissa C. Burns
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer