Form 10-K
period 2024-12-31
Fifth District Bancorp, Inc.
filed 2025-03-26
CIK 2012726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number: 001-42198

Fifth District Bancorp, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	99-1897673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4000 General DeGaulle Drive, New Orleans, Louisiana	70114
(Address of principal executive offices)	(Zip code)

(504) 362-7544

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	FDSB	The NASDAQ Stock Market LLC
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock at the end of the last business day of the most recently completed second fiscal quarter on June 30, 2024, was $-0-.

The number of shares of the Registrant’s common stock outstanding as of March 21, 2025, was 5,559,473.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. Business

Forward Looking Statements

This annual report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the asset quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Except as may be required by applicable law or regulation, we are under no duty to and do not take any obligation to update any forward-looking statements after the date of this annual report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, are worse than expected;
●	inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of our financial instruments, or our loan origination volume, or increase the level of defaults, losses and prepayments within our loan portfolio;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
●	our ability to access cost-effective funding;
●	our ability to maintain adequate liquidity, primarily through deposits;
●	fluctuations in real estate values and in the conditions of the residential real estate market;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository institutions and other financial institutions;
●	adverse changes in the securities markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or information security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees; and
●	changes in the financial condition, results of operations or future prospects of the issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Fifth District Bancorp, Inc.

Fifth District Bancorp, Inc. (“Fifth District Bancorp,” the “Company” or “we”) was incorporated in February 2024 and became the holding company for Fifth District Savings Bank (“Fifth District” or the “Bank”) upon the conversion of Fifth District from the mutual form of organization to the stock form of organization (the “Conversion”). The Conversion was completed on July 31, 2024, and the Company sold 5,459,473 shares of common stock at a price of $10.00 per share. The Company also issued 100,000 shares of common stock to The Fifth District Community Foundation, Inc.

The Company is a registered savings and loan holding company subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Company conducts its operations primarily through its wholly owned subsidiary, Fifth District. At December 31, 2024, the Company had total assets of $527.3 million, loans of $367.3 million, deposits of $391.5 million, and stockholders’ equity of $125.8 million.

The Company’s principal office is located at 4000 General DeGaulle Drive, New Orleans, Louisiana 70114, and the telephone number at that address is (504) 362-7544. Our website address is www.fifthdistrict.com. Information on our website is not and should not be considered a part of this annual report.

Fifth District Savings Bank

Fifth District Savings Bank is a federally-chartered savings bank, with its main office in New Orleans, Louisiana. We conduct our business from our main office and six branch offices located in the Parishes of Jefferson, Orleans, and St. Tammany. Our loan portfolio consists primarily of fixed-rate one- to four-family residential mortgage loans that we have originated. To a substantially lesser extent, we also originate construction loans, home equity loans, home equity lines of credit, land loans, and share loans (loans secured by deposit accounts at Fifth District) and purchase commercial business loans. We originate loans typically for retention in our portfolio. We offer a variety of deposit accounts including checking accounts, money market accounts, and certificates of deposit. In addition, we offer electronic banking services including mobile banking, on-line banking, telephone banking, bill pay, and electronic funds transfer via SmartPay®.

Fifth District is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency (the “OCC”), its primary federal regulator, and the Federal Deposit Insurance Corporation (the “FDIC”), and is a member of the Federal Home Loan Bank system.

Market Area

We consider the New Orleans-Metairie Metropolitan Statistical Area (MSA) to be our primary market area for originating loans and gathering deposits. Our offices are located in the Parishes of Jefferson, Orleans and St. Tammany, which are part of the New Orleans-Metairie MSA.

Competition

We face strong competition within our primary market area both in making loans and attracting retail deposits. Our market area includes large money center banks and regional banks, community banks and savings institutions, and credit unions. We also face competition for loans from mortgage banking firms, consumer finance companies, credit unions, and fintech companies and also face competition for deposits from money market funds, brokerage firms, mutual funds and insurance companies. At June 30, 2024 (the most recent date for which Federal Deposit Insurance Corporation (the “FDIC”) is publicly available), we were ranked 11th among the 25 FDIC-insured financial institutions with offices in Jefferson Parish, with a deposit market share of 1.63%; 9th among the 22 FDIC-insured financial institutions with offices in Orleans Parish, with a deposit market share of 0.99%; and 22nd among the 27 FDIC-insured financial institutions with offices in St. Tammany Parish, with a deposit market share of 0.36%. Our ability to compete in our primary market area does not depend on any existing relationships.

Lending Activities

General. Our loan portfolio consists primarily of fixed-rate one-to four-family residential mortgage loans. To a substantially lesser extent, we also originate construction loans (residential and commercial), home equity loans, home equity lines of credit, land loans, commercial real estate loans, commercial and industrial loans, and share loans (loans secured by deposit accounts at Fifth District) and purchase commercial business loans. We typically retain in our portfolio the loans that we originate.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. There were no loans held for sale at any date indicated.

	At December 31,
	2024		2023
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real Estate Loans:
One- to four-family residential	$332,659	90.34%	$337,056	91.83%
Construction and land development	9,588	2.60	8,128	2.21
Commercial and industrial loans	14,355	3.90	12,403	3.38
Home equity lines of credit	7,952	2.16	8,550	2.33
Consumer loans	3,699	1.00	913	0.25
	368,253	100.00%	367,050	100.00%
Less:
Allowance for credit losses	(1,699)		(2,802)
Deferred loan costs	779		790
Loans receivable, net	$367,333		$365,038

Contractual Maturities. The following table sets forth the contractual maturities of our total loan portfolio at December 31, 2024. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Because the tables present contractual maturities and do not reflect repricing or the effect of prepayments, actual maturities may differ.

	One- to
	Four-Family	Construction	Commercial	Home Equity
	Residential	and Land	and	Lines of
	Real Estate	Development	Industrial	Credit	Consumer	Total

	(In thousands)
Amounts due in:
One year or less	$78	$6,173	$9	$176	$15	$6,451
After one year through two years	144	641	126	376	—	1,287
After two years through three years	479	336	—	662	—	1,477
After three years through five years	842	12	882	761	526	3,023
After five years through 10 years	15,669	185	9,150	5,797	2,129	32,930
After 10 years through 15 years	31,139	43	3,656	180	140	35,158
After 15 years	284,308	2,198	532	—	889	287,927
Total	$332,659	$9,588	$14,355	$7,952	$3,699	$368,253

The following table sets forth our fixed and adjustable-rate loans at December 31, 2024 that are contractually due after December 31, 2025.

	Due After December 31, 2025
	Fixed	Adjustable	Total

	(In thousands)
Real estate loans:
One- to four-family residential	$332,659	$—	$332,659
Construction and land development	9,588	—	9,588
Commercial and industrial loans	14,355	—	14,355
Home equity lines of credit	—	7,952	7,952
Consumer loans	3,699	—	3,699
Total loans	$360,301	$7,952	$368,253

One- to Four-Family Residential Mortgage Lending. At December 31, 2024, one-to four-family residential mortgage loans totaled $332.7 million, or 90.3% of total loans. Our one- to four-family residential real estate loans are primarily secured by owner-occupied properties located in our primary market area. At December 31, 2024, one-to four-family residential mortgage loans secured by non-owner-occupied properties totaled $10.6 million.

Our one- to four-family residential real estate loans are underwritten to Fifth District policy guidelines. We do not offer adjustable rate residential mortgage loans. We offer fixed-rate residential mortgage loans for 10-year and 15-year. terms The interest rate is determined primarily by reference to market conditions and competitive factors. We generally limit the loan-to-value ratios of our residential mortgage loans to 80% (90% with rate adjustment) of the purchase price or appraised value, whichever is lower.

We do not offer “interest only” residential mortgage loans, where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan. We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not currently offer “subprime loans” on one- to four-family residential real estate loans (i.e., generally loans to borrowers with credit scores less than 620).

Construction and Land Development Loans. At December 31, 2024, construction and land development loans totaled $9.6 million, or 2.6% of total loans, of which $1.7 million were land loans. We make residential construction loans, primarily to individuals for the construction of their primary residences and who typically use contractors and single-family home builders with whom we have an established relationship and satisfactory history. Our residential construction loans are primarily structured as construction/permanent loans where after a 12-month construction period the loan converts to a permanent one-to four-family residential mortgage loan. The construction/permanent loan involves one loan closing, saving the borrower the cost of two closings. The interest rate is locked-in at origination and remains fixed throughout the entire term of the construction/permanent loan. Our residential construction loans are underwritten to the same guidelines for permanent residential mortgage loans. At December 31, 2024, our largest residential construction loan amounted to $1.1 million, of which $760,000 had been disbursed.

We have not made speculative residential construction loans, which are construction loans to a builder where there is not a contract in place for the purchase of the home at the time the construction loan is originated. In the future, we may consider making speculative construction loans consistent with our loan policies should opportunities arise.

Residential construction loans generally can be made with a maximum loan-to-value ratio of 80% of the estimated appraised market value upon completion of the project. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also generally require inspections of the property before disbursement of funds during the term of the construction loan. One of our directors, H. Greg Abry, who has substantial experience in the construction and real estate industries, performs property inspections.

We also make a limited amount of land development loans to complement our construction lending activities. Land development loans are generally secured by lots that will be used for residential development. At December 31, 2024, our largest land loan had an outstanding balance of $328,000 and it was performing according to its original terms.

Commercial and Industrial Loans. At December 31, 2024, commercial and industrial loans totaled $10.1 million, or 2.7% of total loans. Substantially, these loans are purchased loans, as discussed below.

When making commercial and industrial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, the projected cash flows of the business and the value of any collateral.

We are part of a network of community banks nationwide that purchase commercial and industrial loans from Bankers Healthcare Group, LLC (BHG). As of December 31, 2024, the aggregate balance of BHG purchased loans totaled $12.8 million. We have an internal policy of limiting the aggregate balance of BHG purchased loans to 15% of capital. BHG originates loans nationwide to licensed or unlicensed or otherwise skilled business professionals for business development, practice improvement, debt consolidation, working capital, equipment purchases, and, occasionally, business purchases. BHG typically originates loans at fixed interest rates and without a prepayment penalty provision. BHG underwrites and funds the loans, which are typically secured by a Uniform Commercial Code blanket lien on the borrowers’ business assets. When we purchase a loan from BHG, we purchase 100% of the loan and BHG establishes a reserve deposit account with us equal to 3% of the loan balance and we remit 97% of the loan balance to BHG. We also become an additional secured party to the loan. The borrower services the loan by authorizing us to withdraw funds electronically from the borrower’s deposit account established at the borrower’s financial institution. If a loan becomes delinquent, BHG handles all collection activity and bears all associated costs. During the delinquency period, we withdraw from the reserve deposit account to service the loan. When a delinquent payment is collected, the collected funds are used to replenish the reserve deposit account. If a loan becomes 90 days delinquent, BHG typically replaces the delinquent loan with a performing loan of equal or greater balance (although this is not a contractual obligation of BHG). We estimate that the typical loan purchased from BHG has an outstanding balance of approximately $120,000 and a maximum term of 12 years at the time of purchase. As of December 31, 2024, no BHG purchased loans were delinquent. At December 31, 2024, our largest BHG purchased loan totaled $387,000 and it was performing according to its original terms.

We also purchase from third party originators or investors the fully guaranteed portion of commercial and industrial loans that are guaranteed by U.S. government agencies, such as the U.S. Department of Agriculture and the U.S. Small Business Administration, among others. As of December 31, 2024, these purchased loans totaled $3.6 million.

Home Equity Loans and Lines of Credit. At December 31, 2024, home equity loans and lines of credit totaled $8.0 million, or 2.2% of total loans. Home equity loans are generally fixed-rate loans for terms of 5, 10, or 15 years. Home equity lines of credit generally provide for a 10-year draw period with a 15-year payback period. The interest rate for home equity lines of credit is based on the prime rate, with a floor rate of 4.25% and an annual lifetime ceiling rate of 18%. The loan to value ratio for home equity loans and lines of credit is generally up to 80%, accounting for any superior mortgage on the collateral property.

Consumer Loans. At December 31, 2024, consumer loans totaled $3.7, or 1.0% of total loans, consisting of share loans and purchased Banker’s Healthcare Group loans. Share loans are loans fully secured by a deposit account at Fifth District. Bankers’ Healthcare Group (BHG) loans are consumer loans that we purchase. We do not originate automobile loans and other similar type consumer loans.

Loan Underwriting Risks

One- to Four-Family Residential Mortgage Loans. Our one- to four-family residential loans are generally made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and on the appraised value of the underlying real estate. One- to four-family residential mortgage lending is generally sensitive to regional and local economic conditions, particularly the level of unemployment, that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential mortgages to become inadequately collateralized, which could expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Construction and Land Development Loans. Our construction loans are based upon estimates of costs and values associated with the completed project. Underwriting is focused on the borrowers’ financial strength, credit history and demonstrated ability to service the debt.

Construction lending involves additional risks when compared with permanent mortgage lending because funds are advanced upon the security of the project, which is of uncertain value before its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. If the appraised value of a completed project proves to be overstated, the loan may be inadequately secured, and we may incur a loss. Land development loans have substantially similar risks with respect to estimating the market value of the collateral property.

Commercial and Industrial Loans. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business, and the collateral securing these loans may fluctuate in value. Our commercial loans are originated primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral for commercial loans typically consists of real estate, however, may include equipment, accounts receivable, or inventory. Credit support provided by the borrower for most of these loans is primarily based on cash flow from operation with the liquidation of the pledged collateral and enforcement of a personal guarantee, if any as a secondary source of repayment. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself.

Loan Originations, Purchases and Sales

We originate loans through employee marketing and advertising efforts, our existing customer base, walk-in customers and referrals from customers.

As discussed above under “– Lending Activities – Commercial Loans,” we purchase loans from Bankers Healthcare Group, LLC and purchase the fully guaranteed portions of U.S. government agency loans from other banks and investors. Additionally, we purchase participation interest in loans originated by other banks located in our market area as well as from various capital partners.

We typically do not sell the loans we originate but retain them in our loan portfolio, and do not sell the servicing rights.

Loan Approval Procedures and Authority

Our lending is subject to written, non-discriminatory underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower and property valuations. Our policies require that for all real estate loans that we originate, property valuations must be performed by outside independent state-licensed appraisers approved by our board of directors. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, financial statements and tax returns.

By law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Fifth District’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2024, our largest credit relationship to one borrower had an outstanding balance of $2.1 million and is secured by commercial and residential real estate. At December 31, 2024, this loan was performing according to its original terms.

All loans with a maximum potential exposure greater than $2 million are submitted to Fifth District’s Board of Directors for approval. Additionally, the Board of Directors established individual and combined loan authorities for the President and CEO, Chief Credit Officer, Vice President of Lending, and Vice President of Loan Operations. All loans with a maximum potential exposure of $250,000 to $2 million are presented to the Board of Directors for ratification. The Board of Directors typically meets bi-monthly.

Generally, we require property and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. In addition, we generally request an escrow for flood insurance (where appropriate) and an escrow for property taxes and insurance. We allow borrowers to pay their own taxes, property and casualty, and flood insurance as long as proof of payment is provided.

Delinquencies, Classified Assets and Nonperforming Assets

Delinquency Procedures. When a borrower becomes 15 days past due on a loan, we send the borrower a late notice. Delinquency letters are mailed to borrowers at delinquency intervals of 30 and 60 days. Loans are generally placed on non-accrual status when 90 days delinquent. If a loan becomes 90 days delinquent, the account may be forwarded to our attorney for collection. If the borrower does not respond, we generally initiate foreclosure proceedings when the loan is 120 days past due. If the loan is reinstated, foreclosure proceedings will be discontinued and the borrower will be permitted to continue to make payments. In certain instances, we may modify the loan or grant a limited exemption from loan payments to allow the borrower to reorganize their financial affairs. All delinquent loans are reported to the board of directors monthly.

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as other real estate owned until it is sold. The real estate is recorded at estimated fair value at the date of acquisition, less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for credit losses. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs in maintaining the property are expensed as incurred. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. At December 31, 2024, we had $42,000 of real estate acquired as a result of foreclosure or by deed in lieu of foreclosure.

Modifications Made to Borrowers Experiencing Financial Difficulty. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules, or to provide for interest-only terms. These modifications are made only when a workout plan has been agreed to by the borrower that we believe is reasonable and attainable and in our best interests. At December 31, 2024, we had no modified loans.

Delinquent Loans. The following table sets forth our loan delinquencies (including non-accrual loans), by type and amount at the dates indicated.

	At December 31,
	2024			2023
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days Past	Days Past	or More	Days Past	Days Past	or More
	Due	Due	Past Due	Due	Due	Past Due

	(In thousands)
Real estate loans:
One- to four-family residential	$2,925	$1,011	$956	$2,655	$1,524	$1,103
Construction and land development	332	—	119	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	4	—
Consumer loans	91	—	—	33	—	—
Total	$3,348	$1,011	$1,075	$2,688	$1,528	$1,103

Non-Performing Assets. The following table sets forth information regarding our non-performing assets at the dates indicated. There were no non-accruing loans made to borrowers experiencing financial difficulty as of December 31, 2023 included in non-accrual loans.

	At December 31,
	2024	2023

	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$956	$153
Construction and land development	119	—
Commercial and industrial loans	—	—
Home equity lines of credit	—	—
Consumer loans	—	—
Total non-accrual loans	$1,075	$153
Accruing loans past due 90 days or more	—	$950
Real estate owned:
One- to four-family residential	—	—
Construction and land development	42	42
Total real estate owned	42	42
Total non-performing assets	$1,117	$1,145
Total non-performing loans to total loans	0.29%	0.30%
Total non-accruing loans to total loans	0.29%	0.04%
Total non-performing assets to total assets	0.21%	0.24%

Classified Assets. Federal regulations provide that loans and other assets of lesser quality should be classified at the time the asset exhibits unacceptable risk. Although not the exclusive factor, all loans which are 90 or more days delinquent will be classified “substandard.” Assets classified as “substandard” are inadequately protected by the collateral pledged or the current net worth and paying capacity of the obligor. “Substandard” assets include those characterized by the “distinct possibility that the insured institution will sustain “some loss” if the deficiencies are not corrected.” Assets that do not warrant adverse classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention shall be designated “special mention.” Special mention risk could weaken the asset and increase risk in the future, if not corrected.

When an insured institution classifies problem assets as substandard, it may establish general allowances in an amount deemed prudent by management to cover losses that were both probable and reasonable to estimate. General allowances represent allowances which have been established to cover accrued losses associated with lending activities that were both probable and reasonable to estimate, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific allowances.

In connection with the filing of our periodic regulatory reports and according to our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification according to applicable regulations. If a problem loan deteriorates in asset quality, the classification is changed to “substandard” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified “substandard.”

Our classified and special mention assets at the dates indicated were as follows:

	At December 31,
	2024	2023

	(In thousands)
Substandard assets	$1,075	$153
Total classified assets	$1,075	$153
Special mention assets	$3,924	$2,690
Real Estate Owned	$42	$42

Other Loans of Concern. At December 31, 2024, except for loans included in the above table, there were no other loans of concern for which we had information about possible credit problems of borrowers that caused us to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Allowance for Credit Losses

Effective January 1, 2023, ASC 326, Financial Instruments – Credit Losses, became effective for Fifth District and other financial institutions. This standard replaced the incurred loss methodology for most financial assets that are measured at amortized cost, including off-balance sheet credit exposures, with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The adoption of CECL had no effect on our allowance for credit losses on loans as of January 1, 2023, due to immateriality.

The allowance for credit losses represents management’s estimate of lifetime credit losses on loans, including unfunded commitments, as of the reporting date. Management uses relevant available information, from both internal and external sources, related to historical experience, current conditions and reasonable and supportable forecasts. Expected credit losses are measured on a pool basis when similar risk characteristics exist by applying a loss rate based on historical data to each loan pool over the estimated remaining life of the loan pool. The loss rate is adjusted for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience, including adjustments for lending management experience and risk tolerance, loan review and audit results, asset quality and portfolio trends, loan portfolio growth, industry concentrations, trends in underlying collateral, external factors and other economic conditions. Loans that do not share risk characteristics are measured on an individual basis. When a borrower is experiencing financial difficulty and repayment is expected to be provided through the operation or sale of the collateral, the expected credit loss is based on the fair value of collateral at the reporting date, adjusted for costs to sell. The allowance is increased by a provision for credit losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to individually evaluated loans are charged or credited to the provision for credit losses.

The determination of the allowance for credit losses is complex and requires extensive judgement by management regarding matters that are inherently uncertain. Factors influencing the allowance for credit losses include, but are not limited to, loan volume, loan asset quality, delinquency and nonperforming loan trends, historical credit losses, economic and forecasted data. Changes in factors used in evaluating the overall loan portfolio may result in significant changes in the allowance for credit losses and it is reasonably possible that management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term.

The following table sets forth activity in our allowance for loan and lease losses for the periods indicated.

	At or For the Years Ended
	December 31,
	2024	2023

	(Dollars in thousands)
Allowance for credit losses on loans at beginning of period	$2,802	$3,253
Recovery of credit losses on loans	(1,100)	(451)
Charge-offs:
Real estate loans:
One- to four-family residential	—	—
Construction and land development	—	—
Commercial and industrial loans	—	—
Home equity lines of credit	3	—
Consumer loans	—	—
Total charge-offs	3	—

Recoveries:
Real estate loans:
One- to four-family residential	—	—
Construction and land development	—	—
Commercial and industrial loans	—	—
Home equity lines of credit	—	—
Consumer loans	—	—
Total recoveries	—	—

Net (charge-offs) recoveries	(3)	—

Allowance for credit losses on loans at end of period	$1,699	$2,802

Allowance for credit losses on unfunded commitments at beginning of period	—%	—
Provision (recovery) for credit losses on unfunded commitments	(110)	125
Allowance for credit losses on unfunded commitments at end of period	15	125
Total allowance for credit losses	$1,714	$2,927

Allowance for credit losses on loans as a percentage of non-performing loans at end of period	158.05%	254.03%
Allowance for credit losses on loans as a percentage of total loans outstanding at end of period	0.46%	0.76%
Net (charge-offs) recoveries as a percentage of average loans outstanding during period	—%	—%

Allocation of Allowance for Credit Losses. The following tables set forth the allowance for credit losses on loans allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for credit losses on loans allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2024			2023
		Percent of			Percent of
		Allowance	Percent of		Allowance	Percent of
		in Each	Loans in		in Each	Loans in
	Allowance	Category	Each	Allowance	Category	Each
	for Loan	to Total	Category	for Loan	to Total	Category
	and Lease	Allocated	to Total	and Lease	Allocated	to Total
	Losses	Allowance	Loans	Losses	Allowance	Loans

	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$1,526	90.19%	90.34%	$2,554	91.94%	91.83%
Construction and land development	13	0.77	2.60	32	1.15	2.21
Commercial and industrial loans	80	4.73	3.90	126	4.54	3.38
Home equity lines of credit	45	2.66	2.16	57	2.05	2.33
Consumer loans	28	1.65%	1.00%	9	0.32	0.25
Total allocated allowance	$1,692	100%	100%	$2,778	100.00%	100.00%
Unallocated allowance	7			24
Total allowance	$1,699			$2,802

Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance for credit losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for credit losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Furthermore, as an integral part of its examination process, the OCC will periodically review our allowance for credit losses and may have judgments that differ from our management, and as a result of such reviews, we may determine to adjust our allowance for credit losses. However, the OCC is not directly involved in the process for establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance for credit losses is the responsibility of our management. Any material increase in the allowance for credit losses may adversely affect our financial condition and results of operations.

Investment Activities

General. The goal of our investment policy is to maximize portfolio yield over the long term in a manner that is consistent with minimizing risk, meeting liquidity needs, meeting pledging requirements, and managing asset/liability management and interest rate risk strategies. Subject to loan demand and our interest rate risk analysis, we will increase the balance of our investment securities portfolio when we have excess liquidity.

Our investment policy was adopted by the board of directors and is reviewed annually by the board of directors. All investment decisions are made by our President (or, in the President’s absence, by our Senior Vice President of Administration and Operations and by our Chief Financial Officer) according to board-approved policies. An investment schedule detailing the investment portfolio is reviewed at least monthly by the board of directors.

Our current investment policy permits, with certain limitations, investments in federal funds, U.S. Treasury and federal agency securities, securities issued by the U.S. government-sponsored enterprises (including mortgage-backed securities), interest-bearing time deposits of the Federal Home Loan Bank of Dallas, among other investments.

At December 31, 2024, our investment securities portfolio consisted of U.S. government agency securities, mortgage-backed securities issued by U.S. government-sponsored enterprises, and collateralized mortgage obligations.

At December 31, 2024, we also owned $560,000 of Federal Home Loan Bank of Dallas stock. As a member of the Federal Home Loan Bank of Dallas, we are required to purchase stock in the Federal Home Loan Bank of Dallas, which is carried at cost and classified as a restricted investment. At December 31, 2024, we also owned $350,000 of First National Bankers Bank stock, which is carried at cost and classified as a restricted investment.

For additional information regarding our investment securities portfolio, see note 2 to the notes to consolidated financial statements.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We may also use borrowings to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from our primary market area. We offer a selection of deposit accounts, including savings accounts, checking accounts, certificates of deposit and individual retirement accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. We rely upon personalized customer service, long-standing relationships with customers, and our favorable reputation in the community to attract and retain local deposits. We also seek to obtain deposits from our commercial loan customers.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on our experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits has been and will continue to be significantly affected by market conditions.

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At December 31,
	2024			2023
			Average
	Amount	Percent	Rate	Amount	Percent	Average Rate

	(Dollars in thousands)
Savings accounts	$76,020	19.42%	0.10%	$84,603	21.69%	0.11%
NOW accounts	53,921	13.77%	0.03%	50,836	13.04	0.03
Money market accounts	22,726	5.81%	0.51%	26,417	6.77	0.69
Certificates of deposit	238,809	61.00%	3.82%	228,147	58.50	2.60
Total	$391,476	100.00%		$390,003	100.00%

At December 31, 2024 and December 31, 2023, the aggregate amount of all uninsured deposits (deposits in excess of the Federal Deposit Insurance limit of $250,000) was $27.1 million and $60.6 million, respectively.

At December 31, 2024 and December 31, 2023, the aggregate amount of all uninsured certificates of deposit was $48.3 million and $42.2 million, respectively.

At December 31, 2024 and December 31, 2023, we had no deposits that were uninsured for any reason other than being in excess of the Federal Deposit Insurance Corporation limit.

The following table sets forth the maturity of our uninsured certificates of deposit at December 31, 2024.

At December 31, 2024
(In thousands)
Maturity Period:
Three months or less	$19,578
Over three through six months	3,283
Over six through twelve months	22,355
Over twelve months	3,122
Total	$48,338

Borrowings. We may obtain advances from the Federal Home Loan Bank of Dallas upon the security of our capital stock in it and our one- to four-family residential real estate portfolio. We may utilize these advances for asset/liability management purposes and for additional funding for our operations. Advances may be made under several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2024, we had $-0- in outstanding advances. At December 31, 2024, based on available collateral and our ownership of Federal Home Loan Bank of Dallas common stock, we had access to up to $183.1 million of advances. For further information, see note 8 of the notes to consolidated financial statements.

At December 31, 2024, we also had a $27.2 million credit facility and a $15 million credit facility with two correspondent banks, with no outstanding balance under either facility at that date.

Human Capital Resources

As of December 31, 2024, we had 67 full-time employees and 1 part-time employee. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

The success of our business depends highly on our employees, who provide value to our customers and communities through their dedication to our business. We encourage and support the growth and development of our employees and, wherever possible, seek to fill open positions by promotion and transfer from within the organization. Continual learning and career development are advanced through internally developed training programs. We believe our ability to attract and retain employees is a key to our success and strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas.

Subsidiary Activities

Fifth District is the sole and wholly-owned subsidiary of Fifth District Bancorp. Fifth District has no subsidiaries.

Supervision and Regulation

General

As a federal savings association (the term “savings association” includes a federal savings bank), Fifth District is subject to examination and regulation by the OCC, and is also subject to examination by the FDIC. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of security holders. Fifth District also is a member of and owns stock in the Federal Home Loan Bank of Dallas, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. The receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as Fifth District or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

Fifth District Bancorp is a savings and loan holding company and is required to comply with the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by the enforcement authority of the Federal Reserve Board. It is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the OCC, the FDIC, the Federal Reserve Board, the Securities and Exchange Commission or Congress, could have a material adverse impact on the operations and financial performance of Fifth District Bancorp and Fifth District.

Set forth below is a brief description of material regulatory requirements that are applicable to Fifth District and Fifth District Bancorp. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Fifth District and Fifth District Bancorp.

Federal Banking Regulation

Business Activities. A federal association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, Fifth District may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. Fifth District may also establish subsidiaries that may engage in certain activities not otherwise permissible for Fifth District to engage in directly, including real estate investment and securities and insurance brokerage.

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a Tier 1 capital to risk-weighted assets ratio of 6.0%, a total capital to risk-weighted assets of 8.0%, and a 4.0% Tier 1 capital to adjusted average total assets leverage ratio.

Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (Loss) (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Fifth District exercised its AOCI opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential real estate loans, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% of risk-weighted assets on January 1, 2019.

The federal banking agencies have developed a “Community Bank Leverage Ratio (CBLR)” (the ratio of Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion that meet certain qualifying criteria. A “qualifying community bank” that exceeds this ratio is compliant with all other capital requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum Community Bank Leverage Ratio at not less than 8% and not more than 10%, and as of January 1, 2022, it is set at 9%. Fifth District has not elected to be subject to the CBLR framework.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2024, Fifth District complied with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings association, Fifth District must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, it must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

Fifth District also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986, as amended. This test generally requires a savings association to have at least 75% of its deposits held by the public and earn at least 25% of its income from loans and U.S. government obligations. Alternatively, a savings association can satisfy this test by maintaining at least 60% of its assets in cash, real estate loans and U.S. Government or state obligations.

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2024, Fifth District complied with the qualified thrift lender test, with a percentage of qualified thrift investments to total assets of approximately 105.9%.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to its capital account. A federal savings association must file an application with the OCC for approval of a capital distribution if:

●	the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus its retained net income for the preceding two years;
●	the savings association would not be at least adequately capitalized following the distribution;
●	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or
●	the savings association is not eligible for expedited treatment of its filings, generally due to an unsatisfactory CAMELS rating or being subject to a cease and desist order or formal written agreement that requires action to improve the institution’s financial condition.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as Fifth District, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

A notice or application related to a capital distribution may be disapproved if:

●	the savings association would be undercapitalized following the distribution;
●	the proposed capital distribution raises safety and soundness concerns; or
●	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form.

Community Reinvestment Act and Fair Lending Laws. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings association, the OCC is required to assess the federal savings association’s record of compliance with the Community Reinvestment Act. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. Fifth District received an “outstanding” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulations. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as Fifth District. Fifth District is an affiliate of Fifth District because it controls Fifth District. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

Fifth District’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

●	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and
●	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Fifth District’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Fifth District’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The OCC has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular savings association. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Interstate Banking and Branching. Federal law permits well capitalized and well managed holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, among other things, amendments made by the Dodd-Frank Act permit banks to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for the banks chartered by that state.

Prompt Corrective Action. Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the regulations, as amended effective January 1, 2015 to incorporate the previously mentioned amendments to the regulatory capital requirements, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well-capitalized institution as adequately capitalized and may require an institution classified as less than well-capitalized to comply with supervisory actions as if it were in the next lower category.

The OCC may order savings associations that have insufficient capital to take corrective actions. For example, a savings association that is categorized as “undercapitalized” is subject to growth limitations and is required to submit a capital restoration plan, and a holding company that controls such a savings association is required to guarantee that the savings association complies with the restoration plan. A “significantly undercapitalized” savings association may be subject to additional restrictions. Savings associations deemed by the OCC to be “critically undercapitalized” would be subject to the appointment of a receiver or conservator.

At December 31, 2024, Fifth District met the criteria for being considered “well capitalized.” For further information, see note 10 to the notes to consolidated financial statements.

Insurance of Deposit Accounts. Fifth District is a member of the Deposit Insurance Fund, which is administered by the FDIC. Its deposit accounts are insured by the FDIC, generally up to a maximum of $250,000 per depositor.

The FDIC imposes deposit insurance assessments against all insured depository institutions. An institution’s assessment rate depends upon the perceived risk of the institution to the Deposit Insurance Fund, with institutions deemed less risky paying lower rates. Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years. That system was effective July 1, 2016 and replaced a system under which each institution was assigned to a risk category. Assessment rates (inclusive of possible adjustments) currently range from 1.5 to 30 basis points of each institution’s total assets less tangible capital. The current scale, also effective July 1, 2016, is a reduction from the previous range of 2.5 to 45 basis points. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking. The existing system represents a change, required by the Dodd-Frank Act, from the FDIC’s prior practice of basing the assessment on an institution’s aggregate deposits.

The FDIC has the authority to increase insurance assessments. A significant increase in insurance premiums would have an adverse effect on the operating expenses and results of operations of Fifth District. We cannot predict what deposit insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance for Fifth District.

Privacy Regulations. Federal regulations generally require that Fifth District disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Fifth District is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Fifth District has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

USA Patriot Act. Fifth District is subject to the USA PATRIOT Act, which gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act contains provisions intended to encourage information sharing among bank regulatory agencies and law enforcement bodies and imposes affirmative obligations on financial institutions, such as enhanced recordkeeping and customer identification requirements.

Prohibitions Against Tying Arrangements. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Other Regulations

Interest and other charges collected or contracted for by Fifth District are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

●	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
●	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and
●	Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

The deposit operations of Fifth District also are subject to, among others, the:

●	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and
●	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Home Loan Bank System

Fifth District is a member of the Federal Home Loan Bank of Dallas, which is one of 11 regional Federal Home Loan Banks in the Federal Home Loan Bank System. The Federal Home Loan Bank of Dallas provides a central credit facility primarily for its member institutions. Members of the Federal Home Loan Bank of Dallas are required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Dallas. Fifth District complied with this requirement at December 31, 2024. Based on redemption provisions of the Federal Home Loan Bank of Dallas, the stock has no quoted market value and is carried at cost. Fifth District reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Fifth District stock. At December 31, 2024, no impairment was recognized.

Holding Company Regulation

Fifth District Bancorp is a unitary savings and loan holding company subject to regulation and supervision by the Federal Reserve Board. The Federal Reserve Board has enforcement authority over Fifth District Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to Fifth District.

As a savings and loan holding company, Fifth District Bancorp’s activities are limited to those activities permissible by law for financial holding companies (if Fifth District makes an election to be treated as a financial holding company and meets the other requirements to be a financial holding company) or multiple savings and loan holding companies. Fifth District does not intend to make an election to be treated as a financial holding company. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending and other activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, insurance and underwriting equity securities. Multiple savings and loan holding companies are authorized to engage in activities specified by federal regulation, including activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board, and from acquiring or retaining control of any depository institution not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such things as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors. A savings and loan holding company may not acquire a savings institution in another state and hold the target institution as a separate subsidiary unless it is a supervisory acquisition under Section 13(k) of the Federal Deposit Insurance Act or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.

Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act requires the Federal Reserve Board to establish minimum consolidated capital requirements for all depository institution holding companies that are as stringent as those required for the insured depository subsidiaries. However, legislation was enacted in May 2018 that required the Federal Reserve Board to amend its “Small Bank Holding Company” exemption from consolidated holding company capital requirements to generally extend its applicability to bank and savings and loan holding companies of up to $3.0 billion in assets. Regulations implementing this amendment were effective in August 2018. Consequently, savings and loan holding companies of under $3.0 billion in consolidated assets remain exempt from consolidated regulatory capital requirements, unless the Federal Reserve determines otherwise in particular cases.

The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has promulgated regulations implementing the “source of strength” policy that require holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff before redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Fifth District Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

For Fifth District Bancorp to be regulated by the Federal Reserve Board as savings and loan holding company rather than as a bank holding company, Fifth District must qualify as a “qualified thrift lender” under federal regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At December 31, 2024, Fifth District maintained approximately 105.9% of its portfolio assets in qualified thrift investments and complied with the qualified thrift lender requirement.

Federal Securities Laws

Fifth District Bancorp common stock is registered with the Securities and Exchange Commission. Fifth District Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934, as amended.

Shares of common stock purchased by persons who are not affiliates of Fifth District Bancorp may be resold without registration. Shares purchased by an affiliate of Fifth District Bancorp are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If Fifth District Bancorp meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Fifth District Bancorp that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Fifth District Bancorp, or the average weekly volume of trading in the shares during the preceding four calendar weeks.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures required under the federal securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Change in Control Regulations

Under the Change in Bank Control Act, a federal statute, no person may acquire control of a savings and loan holding company such as Fifth District Bancorp unless the Federal Reserve Board has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquiror has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, as is the case with Fifth District Bancorp, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control of a savings and loan holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve Board.

Emerging Growth Company Status

Fifth District Bancorp is an emerging growth company. For as long as it continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to public companies. These exemptions include, but are not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, Fifth District Bancorp also is not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require our independent auditors to audit our internal control over financial reporting. In addition, as an emerging growth company, we have elected to take advantage of the extended transition periods for adopting new or revised financial accounting standards until the date they are required to be adopted by private companies (however, if any new or revised financial accounting standards would not apply to private companies, we would not be able to delay their adoption). Accordingly, our consolidated financial statements may not be comparable to those of public companies that adopt new or revised financial accounting standards as of an earlier date.

Fifth District Bancorp will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of the Conversion (i.e., on December 31, 2029); (ii) the first fiscal year after our annual gross revenues are $1.07 billion (adjusted for inflation) or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year.

Taxation

Federal Taxation

General. Fifth District Bancorp and Fifth District are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to Fifth District Bancorp and Fifth District.

Method of Accounting. For federal income tax purposes, Fifth District currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

Minimum Tax. The alternative minimum tax (“AMT”) for corporations has been repealed for tax years beginning after December 31, 2017. Any unused minimum tax credit of a corporation may be used to offset regular tax liability for any tax year. In addition, a portion of unused minimum tax credit was refundable in 2018 through 2021. The refundable portion is 50% (100% in 2021) of the excess of the minimum tax credit for the year over any credit allowable against regular tax for that year. At December 31, 2024, Fifth District had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a corporation may carry forward net operating losses generated in tax years beginning after December 31, 2017 indefinitely and can offset up to 80% of taxable income. At December 31, 2024, Fifth District no net operating loss carryforwards.

Capital Loss Carryovers. Generally, a corporation may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2024, Fifth District had no capital loss carryovers.

Corporate Dividends. Fifth District Bancorp may generally exclude from our income 100% of dividends received from Fifth District as a member of the same affiliated group of corporations.

Audit of Tax Returns. Fifth District’s federal income tax returns have not been audited in the most recent five-year period.

State Taxation

Louisiana. Fifth District Bancorp is subject to the Louisiana Corporation Income Tax based on its Louisiana taxable income. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, “Louisiana taxable income” means net income which is earned within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction. Fifth District Bancorp files its Louisiana corporation income tax return on a separate corporation basis. Because Fifth District is subject to the Louisiana bank shares tax, its income is exempt from the Louisiana corporation income tax and any future dividends paid by Fifth District to Fifth District Bancorp will not be included in the Louisiana taxable income of Fifth District Bancorp.

The Louisiana bank shares tax is imposed on the assessed value of Fifth District’s retained earnings and on its retained earnings and capital stock accounts. The formula for deriving the assessed value is to calculate 15% of the sum of:

(i)	20% of Fifth District’s capitalized earnings, plus
(ii)	80% of Fifth District’s taxable stockholders’ equity, minus
(iii)	50% of Fifth District’s real and personal property assessment.

Various items may also be subtracted in calculating Fifth District’s capitalized earnings.

Maryland. As a Maryland business corporation, Fifth District Bancorp is required to file an annual report with and pay personal property taxes to the State of Maryland.

ITEM 1A. Risk Factors

Not applicable, as Fifth District Bancorp is a “smaller reporting company.”

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

Risk Management and Strategy. Our risk management program is designed to identify, assess, and mitigate risks across various aspects of the Company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats. Our Information Security Officer (ISO) and virtual Chief Information Officer (CIO) is primarily responsible for this cybersecurity component and is a key member of the risk management organization, reporting directly to the President and Chief Executive Officer, as discussed below, periodically to our board of directors.

Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our system or information. The structure of our information security program is designed around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, regulatory guidance, and other industry standards. In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence fees to facilitate and promote program effectiveness. Our Computer Systems Operations Manager and Information Security Officer, who report directly to our board of directors, regularly collaborate with peer banks and industry groups to discuss cybersecurity trends and issues and identify best practices. The information security program is reviewed by such personnel with the goal of addressing changing threats and conditions.

We employ an in-depth, layered, defensive strategy that embraces a “trust by design” philosophy when designing new products, services, and technology. We leverage people, processes, and technology as part of our efforts to manage and maintain cybersecurity controls. We also employ a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected advanced persistent threats. We have established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and reliance tests. We engage in regular assessments of our infrastructure, software systems, and network architecture, using third-party cybersecurity experts. We also maintain a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with external service providers and our supply chain. We also actively monitor our email gateways for malicious phishing email campaigns and monitor remote connections. We leverage external auditors and independent external partners to periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.

We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the appropriate Board-approved management committees, as discussed further below, and to the board of directors. The Incident Response Plan is coordinated through the Computer Systems Operations Manager and key members of management are embedded into the Plan by its design. The Incident Response Plan facilitates coordination across multiple parts of our organization and is evaluated at least annually.

Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is severe. Our internal systems, processes, and controls are designed to mitigate loss from cyber-attacks and, while we have experienced cybersecurity incidents in the past, risks from cybersecurity threats have not materially affected our company.

Governance. Our Computer Systems Operations Manager is accountable for managing our enterprise information security function and delivering our information security program. The responsibilities of this position include cybersecurity risk assessment, defense operations, incident response, vulnerability assessment, threat intelligence, identity access governance, third-party risk management, and business resilience. The foregoing responsibilities are covered on a day-to-day basis by a first line of defense function, and our second line of defense function, including the Information Security Officer, provides guidance, oversight, monitoring and challenge of the first line’s activities. The second line of defense function is separated from the first line of defense function through organizational structure and ultimately reports directly to the board of directors. The function, as a whole, consists of information security professionals with varying degrees of education and experience. Individuals responsible, including third-party vendors, are generally subject to professional education and certification requirements.

Our board of directors has approved management committees including the Information Technology Steering Committee, which focuses on technology impact, and its business impact. This committee provides oversight and governance of the technology program and the information security program. This committee includes the Information Security Officer (Senior VP of Operations), the Computer Systems Operation Manager, the virtual Chief Information Officer and other members of senior management. This committee generally meets quarterly to provide oversight of the risk management strategy, standards, policies, practices, controls, and mitigation and prevention efforts employed to manage security risks. More frequent meetings occur from time to time in accordance with the Incident Response Plan in order to facilitate timely informing and monitoring efforts. The Computer Systems Operations Manager and Virtual Chief Information Officer reports summaries of key issues, including significant cybersecurity and/or privacy incidents, discussed at committee meetings and the actions taken to the board of directors on an annual basis (or more frequently as may be required by the Incident Response Plan).

The board of directors is responsible for overseeing our information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. The board of directors reviews and approves our information security and technology budgets and strategies annually.

ITEM 2. Properties

At December 31, 2024, the net book value of our properties (including land, buildings and improvements, and furniture and fixtures) was $11.9 million. The following table sets forth information regarding our offices at December 31, 2024.

	Leased or		Approximate
Location	Owned	Year Acquired	Square Footage
Main Office:
4000 General DeGaulle Drive
New Orleans, LA 70114
Orleans Parish	Owned	1971	5,000

Branch Offices:
850 Avenue D
Marrero, LA 70072
Jefferson Parish	Owned	2024	3,500

2476 Barataria Boulevard
Marrero, LA 70072
Jefferson Parish	Owned	1979	2,400

1317 Westbank Expressway
Westwego, LA 70094
Jefferson Parish	Owned	1981	2,840

4526 W. Esplanade Avenue
Metairie, LA 70006
Jefferson Parish	Owned	2007	2,500

69285 Highway 21
Covington, LA 70433
St. Tammany Parish	Owned	2018	4,000

425 Harrison Avenue, Suite 1100
New Orleans, LA 70124
Orleans Parish	Owned	2020	1,600

Each location has an ATM and a drive-thru facility. We believe that our current facilities are adequate to meet our present and foreseeable needs. We currently do not have any current plans or understandings to expand our office network.

ITEM 3. Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2024, we were not involved in any legal proceedings, the outcome of which we believe would be material to our consolidated financial condition or results of operations.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Fifth District Bancorp’s common stock is listed on the Nasdaq Capital Market under the symbol “FDSB.” As of December 31, 2024, we had 383 stockholders of record (excluding persons or entities holding stock in street name through various brokerage firms), and 5,559,473 shares of common stock outstanding.

To date, Fifth District Bancorp has not paid any cash dividends to our stockholders. The payment and amount of any dividend payments is subject to statutory and regulatory limitations, and depends upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; tax considerations; and general economic conditions.

There were no sales of unregistered equity securities during the quarter ended December 31, 2024.

The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2024.

ITEM 6. Reserved

ITEM 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the consolidated financial statements, which appear elsewhere in this annual report. You should read the information in this section in conjunction with the other business and financial information provided in this annual report.

Overview

Our loan portfolio consists primarily of fixed-rate one- to four-family residential mortgage loans that we have originated. To a substantially lesser extent, we also originate construction loans, home equity loans, home equity lines of credit, land loans, and share loans (loans secured by deposit accounts at Fifth District). With regard to commercial lending, the bank is originating loans, purchasing loan participations, and purchasing whole loans through third party originators. We typically retain in our portfolio the loans we originate. We offer a variety of deposit accounts including checking accounts, money market accounts, and certificates of deposit.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for credit losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of service charges on deposit accounts, other service charges and fees, income from bank owned life insurance, and fees from third parties for loan referrals. Non-interest expense currently consists primarily of expenses related to salaries and employee benefits, occupancy and equipment, data processing, contract services, director fees, FDIC deposit insurance premiums, and other expenses.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Business Strategy

Our principal objective is to build long-term value for our stockholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers by emphasizing personalized and efficient customer service. Highlights of our current business strategy include:

●	Continue to focus on originating fixed-rate one- to four-family residential mortgage loans for retention in our portfolio. We are primarily a fixed-rate one- to four-family residential mortgage loan lender for borrowers in our primary market area. We do not offer adjustable-rate residential mortgage loans. At December 31, 2024, $332.7 million, or 90.3% of our total loan portfolio, consisted of residential mortgage loans. We expect residential mortgage lending to remain our primary lending activity.
●	Continue to moderately increase our commercial and industrial loan portfolio. To a limited extent, we have originated and purchased commercial real estate loans, commercial and industrial loans, and loan participations from other lenders and investors. At December 31, 2024, $14.4 million, or 3.9% of our total loan portfolio, consisted of commercial real estate, commercial and industrial loans, and loan participations. These loans are higher-yielding and have shorter terms, which helps to mitigate interest rate risk, than one- to four-family residential mortgage loans.
●	Maintain our strong asset quality through conservative loan underwriting. We intend to maintain strong asset quality through what we believe are our conservative underwriting standards and credit monitoring processes. At December 31, 2024, our nonperforming assets totaled $1.1 million, or 0.2% of total assets.
●	Continue efforts to grow low-cost “core” deposits. We consider our core deposits to include all deposits other than certificates of deposit. We will continue our efforts to increase our core deposits, both retail and commercial, to provide a stable source of funds to support loan growth at costs consistent with improving our interest rate spread and net interest margin. Core deposits totaled $152.7 million, or 39.0% of total deposits, at December 31, 2024.
●	Remain a community-oriented institution and rely on high quality service to maintain and build a loyal local customer base. We were established in 1926. By servicing all the loans we originate our loan customers are able to deal directly with us when questions may arise about their loans. Through the goodwill we have developed over years of providing timely, efficient banking services, we believe that we have been able to attract a loyal base of local retail customers on which we expect to continue to build our banking business.
●	Grow organically and through opportunistic branching and/or acquisitions. We intend to grow our balance sheet organically on a managed basis, and the capital we are raising in the stock offering will enable us to increase our lending and investment capacity. In addition to organic growth, we may also consider expansion opportunities in our market area or in contiguous markets that we believe would enhance both our franchise value and stockholder returns. These opportunities may include establishing loan production offices, establishing new, or de novo, branch offices, acquiring branch offices and/or acquiring other financial institutions.

Critical Accounting Policies and Use of Critical Accounting Estimates

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with GAAP. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our consolidated financial statements may not be comparable to companies that comply with such new or revised accounting standards.

We consider the accounting policy for the allowance for credit losses to be our critical accounting policy. Effective January 1, 2023, we adopted CECL. Under the CECL methodology, the allowance for credit losses represents management’s estimate of lifetime credit losses in loans as of the balance sheet date using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

Deferred income tax assets and liabilities are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events recognized in the financial statements. A valuation allowance may be established to the extent necessary to reduce the deferred tax asset to a level at which it is “more likely than not” that the tax asset or benefit will be realized. Realization of tax benefits depends on having sufficient taxable income, available tax loss carrybacks or credits, the reversal of taxable temporary differences and/or tax planning strategies within the reversal period, and that current tax law allows for the realization of recorded tax benefits.

Certain assets and liabilities are measured at fair value on a recurring basis, including securities and derivative instruments. Assets and liabilities carried at fair value inherently include subjectivity and may require the use of significant assumptions, adjustments and judgment including, among others, discount rates, rates of return on assets, cash flows, default rates, loss rates, terminal values and liquidation values. A significant change in assumptions may result in a significant change in fair value, which in turn, may result in a higher degree of financial statement volatility and could result in significant impact on our results of operations, financial condition or disclosures of fair value information.

The fair value hierarchy requires use of observable inputs first and subsequently unobservable inputs when observable inputs are not available. Fair value measurements involve inputs that are observable (Level 1 or Level 2 in fair value hierarchy), when available. The level of judgment required to determine fair value is dependent on the methods or techniques used in the process. Assets and liabilities that are measured at fair value using quoted prices in active markets (Level 1) do not require significant judgment while the valuation of assets and liabilities when quoted market prices are not available (Levels 2 and 3) may require significant judgment to assess whether observable or unobservable inputs for those assets and liabilities provide reasonable determination of fair value.

Selected Financial Data

The following selected financial data sets forth certain financial highlights of the Company and should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	At December 31,
	2024	2023

	(In thousands)
Selected Financial Condition Data:
Total assets	$527,307	$480,797
Cash and cash equivalents	37,916	19,306
Investment securities available-for-sale	92,987	67,901
Loans receivable, net	367,333	365,038
Premises and equipment, net	11,923	12,475
Bank owned life insurance	10,685	10,332
Deferred tax asset, net	2,185	2,063
Deposits	391,476	390,003
Federal Home Loan Bank advances	—	4,000
Total equity capital	125,775	77,798

	For the Years Ended December 31,
	2024	2023

	(In thousands)
Selected Operating Data:
Total interest and dividend income	$19,277	$16,414
Total interest expense	9,221	6,365
Net interest income	10,056	10,049
Recovery of credit loan losses	(1,210)	(325)
Net interest income after recovery of credit losses	11,266	10,374
Total non-interest income	11	973
Total non-interest expense	12,713	10,401
Earnings (loss) before income taxes	(1,436)	946
Provision (benefit) for income taxes	(358)	149
Net income (loss)	$(1,078)	$797

	At or For the Years Ended December 31,
	2024	2023

Performance Ratios:
Return on average assets	(0.21)%	0.17%
Return on average equity	(0.98)	1.05
Interest rate spread (1)	1.68	2.05
Net interest margin (2)	2.13	2.25
Noninterest expense as a percentage of average assets	2.52	2.18
Efficiency ratio (3)	126.28	91.66
Average interest-earning assets as a percentage of average interest-bearing liabilities	126.06	114.05

Capital Ratios (Bank only):
Average equity as a percentage of average assets	21.75%	15.92%
Total capital as a percentage of risk-weighted assets	43.89	35.33
Tier 1 capital as a percentage of risk-weighted assets	43.22	34.15
Common equity Tier 1 capital as a percentage of risk-weighted assets	43.22	34.15
Tier 1 capital as a percentage of average assets	21.94	17.41

Asset Quality Ratios:
Allowance for credit losses on loans as a percentage of total loans	0.46%	0.76%
Allowance for credit losses on loans as a percentage of non-performing loans	158.05	254.03
Allowance for credit losses on loans as a percentage of non-accrual loans	158.05	1,831.52
Non-accrual loans as a percentage of total loans	0.29	0.04
Net recoveries (charge-offs) as a percentage of average outstanding loans	—	—
Non-performing loans as a percentage of total loans	0.29	0.30
Non-performing loans as a percentage of total assets	0.20	0.23
Total non-performing assets as a percentage of total assets	0.21	0.24

Other Data:
Number of offices	7	7
Number of full-time employees	67	64
Number of part-time employees	1	1
(1)	Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents noninterest expenses divided by the sum of net interest income and noninterest income.

Comparison of Financial Condition at December 31, 2024 and December 31, 2023

Total Assets. Total assets were $527.3 million at December 31, 2024, an increase of $46.5 million, or 9.7%, compared to $480.8 million at December 31, 2023. This increase is primarily due to $18.6 million increase in cash and cash equivalents, $25.1 million increase in investment securities available-for-sale, and $2.3 million increase in loans receivable, net.

Cash and Cash Equivalents. Cash and cash equivalents increased by $18.6 million, or 96.4%, to $37.9 million at December 31, 2024 from $19.3 million at December 31, 2023. This increase resulted primarily from the cash received for subscriptions to purchase shares of the Company’s common stock in its initial public offering. The net proceeds of the public offering are reflected in stockholders’ equity at December 31, 2024.

Investment Securities Available-For-Sale. Investment securities available-for-sale increased $25.1 million, or 36.9%, to $93.0 million at December 31, 2024 from $67.9 million at December 31, 2023. Securities purchased totaled $54.4 million, securities sold totaled $18.7 million, and calls, maturities, and repayments totaled $9.4 million.

Loans Receivable, Net. Loans receivable, net, increased by $2.3 million, or 0.6%, to $367.3 million at December 31, 2024 from $365.0 million at December 31, 2023. Loan originations were $38.9 million and loan repayments totaled $37.7 million. Commercial and industrial loans increased by $2.0 million, primarily from the purchase of the guaranteed portion of government loans, and Bankers Healthcare loans. 1-4 single family mortgages decreased by $4.4 million, home equity loans decreased by $598,000, construction loans increased by $1.5 million, and we reversed $1.1 million from our allowance for credit losses.

Deposits. Deposits decreased by $1.5 million, or 0.4%, to $391.5 million at December 31, 2024, from $390.0 million at December 31, 2023. Certificates of deposit increased $10.7 million, or 4.7%, to $238.8 million at December 31, 2024, from $228.1 million at December 31, 2023. The majority of the increase in certificates of deposit was driven by new customer activity and migration from lower yielding money markets and savings accounts. NOW accounts increased $3.1 million, or 6.1%, to $53.9 million at December 31, 2024, from $50.8 million at December 31, 2023. MMDA accounts decreased $3.7 million, or 14.0%, to $22.7 million at December 31, 2024, from $26.4 million at December 31, 2023. Savings Accounts decreased $8.6 million, or 10.1%, to $76.0 million at December 31, 2024, from $84.6 million at December 31, 2023.

Total Stockholders’ Equity. Total stockholders’ equity increased by $48.0 million, or 61.7%, to $125.8 million at December 31, 2024, from $77.8 million at December 31, 2023. The increase primarily resulted from the sale of stock in the initial public offering that totaled $53.2 million, offset by the unearned ESOP shares of $4.2 million, the accumulated other comprehensive loss (as a result of market value adjustment of investment securities available-for-sale due to the rise in market interest rates during the period) declining $62,000 and retained earnings decreasing $1.1 million due to the net loss for the period ended December 31, 2024.

Average Balances and Yields

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

	For the Years Ended December 31,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$28,246	$1,418	5.02%	$14,479	$578	3.99%
Investment securities available-for-sale	76,068	2,574	3.38%	66,236	1,684	2.54
Loans receivable, net	366,986	15,253	4.16%	364,360	14,124	3.88
Restricted stock	892	32	3.59%	881	28	3.18
Total interest-earning assets	472,192	19,277	4.08%	445,956	16,414	3.68
Noninterest-earning assets	32,576	—	—	31,413	—	—
Total assets	$504,768	—	—	$477,369	—	—

Interest-bearing liabilities:
Savings accounts	$80,656	81	0.10%	$84,339	95	0.11%
NOW accounts	43,564	13	0.03%	48,774	13	0.03
Money market accounts	23,565	120	0.51%	26,256	182	0.69
Certificates of deposit	235,851	9,003	3.82%	229,776	5,984	2.60
Total interest-bearing deposits	383,636	9,217	2.40%	389,145	6,274	1.61
Federal Home Loan Bank advances	87	4	4.60%	1,882	91	4.84
Total interest-bearing liabilities	383,723	9,221	2.40%	391,027	6,365	1.63
Noninterest-bearing demand deposits	1,168	—	—	1,364	—	—
Other noninterest-bearing liabilities	10,110	—	—	8,962	—	—
Total liabilities	395,001	—	—	401,353	—	—
Total stockholders' equity	109,767	—	—	76,016	—	—
Total liabilities and stockholders' equity	$504,768	—	—	477,369	—	—
Net interest income	—	$10,056	—	—	$10,049	—
Net interest rate spread (1)	—	—	1.68%	—	—	2.05%
Net interest-earning assets (2)	$88,469	—	—	$54,929	—	—
Net interest margin (3)	—	—	2.13%	—	—	2.25%
Average interest-earning assets to interest-bearing liabilities	—	—	123.06%	—	—	114.05%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the table below.

	Year Ended December 31, 2024 vs. 2023
	Increase (Decrease) Due to:		Total Increase
	Volume	Rate	(Decrease)
		(In thousands)
Interest-earning assets:
Cash and cash equivalents	$550	$290	$840
Investment securities available-for-sale	250	640	890
Loans receivable, net	102	1,027	1,129
Restricted stock	—	4	4
Total interest-earning assets	902	1,961	2,863

Interest-bearing liabilities:
Savings accounts	(4)	(10)	(14)
NOW accounts	(1)	1	—
Money market accounts	(19)	(43)	(62)
Certificates of deposit	158	2,861	3,019
Total deposits	134	2,809	2,943
Federal Home Loan Bank advances	(87)	—	(87)
Total interest-bearing liabilities	515	5,204	5,719

Change in net interest income	$386	$(3,242)	$(2,856)

Comparison of Operating Results for the Years Ended December 31, 2024 and December 31, 2023

General. Net income (loss) for the year ended December 31, 2024, was ($1.1) million, a decrease of $1.9 million, or 235.3%, compared to $797,000 for the year ended December 31, 2023. The net loss was primarily from an increase in non-interest expense of $2.3 million resulting from a $1.3 million charitable contribution to fund the Fifth District Community Foundation Inc., which was established in connection with the initial public offering, and increase in interest expense of $2.9 million, a decrease in non-interest income of $962,000, partially offset by an increase in interest income of $2.9 million, and a $507,000 decrease in provision for income taxes.

Interest Income. Interest and dividend income increased by $2.9 million, or 17.4%, to $19.3 million for the year ended December 31, 2024, compared to $16.4 million for the year ended December 31, 2023. The increase is attributed to a $1.1 million, or 8.0%, increase in interest on loans, a $845,000, or 139.7%, increase in interest on other interest-earning assets and $889,000, or 52.8%, increase in interest on investment securities available-for-sale.

During the year ended December 31, 2024, average loans receivable, net, increased by $2.6 million, or 0.7%, from year ended December 31, 2023. The average yield on loans increased to 4.16% for the year ended December 31, 2024, from 3.88% for the year ended December 31, 2023, due to the rising market interest rate environment.

The average balance of investment securities available-for-sale increased $9.8 million, or 14.8%, to $76.1 million for the year ended December 31, 2024, from $66.2 million for the year ended December 31, 2023. The average yield on available-for-sale investment securities increased to 3.38% for the year ended December 31, 2024, from 2.54% for the year ended December 31, 2023. The increase in the average yield on available-for-sale investment securities was primarily due to the rising market interest rate environment as well as selling $18.7 million in securities available-for-sale, for a loss of $1.1 million, and redeploying the funds into higher yielding securities.

Interest income on cash and cash equivalents, comprised primarily of overnight deposits, increased by $840,000, or 145.3%, for the year ended December 31, 2024, due to an increase in the average yield to 5.02% for the year ended December 31, 2024, from 3.99% for the year ended December 31, 2023. The increase in interest income was mainly due to the increase in the balance of cash and cash equivalents arising from the cash received for the purchase of stock in the IPO. The increase in average yield was due to the rise in market interest rates.

Interest Expense. Total interest expense increased $2.9 million or 44.9%, to $9.2 million for the year ended December 31, 2024, compared $6.4 million for the year ended December 31, 2023. The increase was primarily due to the increase in the average cost of deposits to 2.40% for the year ended December 31, 2024, from 1.61% for the year ended December 31, 2023, reflecting the rising market interest rate environment. The average balance of interest-bearing deposits increased by $5.5 million, or 1.4%, to $383.6 million for the year ended December 31, 2024, from $389.1 million for the year ended December 31, 2023.

Net Interest Income. Net interest income increased $7,000, or 0.06%, to $10.1 million for the year ended December 31, 2024, compared to $10.0 million for the year ended December 31, 2023. The interest rate spread decreased to 1.68% for the year ended December 31, 2024 from 2.05% for the year ended December 31, 2023, while average net interest-earning assets increased $33.5 million period-to-period. The net interest margin decreased to 2.13% for the year ended December 31, 2024, from 2.25% for the year ended December 31, 2023. The average yield on interest-earning assets increased from 3.68% for the year ended December 31, 2023, to 4.08% for the year ended December 31, 2024. The average rate paid on interest-bearing liabilities increased from 1.63% for the year ended December 31, 2023, to 2.40% for the year ended December 31, 2024, primarily due to an increase in the average rate paid on certificates of deposit from 2.60% in 2023 to 3.82% in 2024. The increase in the average rate paid on certificates of deposit contributed to migration from lower yielding savings accounts and money market accounts, to higher yielding certificates of deposit. The average balance of certificates of deposit increased from $229.8 million as of December 31, 2023, to $235.9 million as December 31, 2024, while over the same period the average balance of savings accounts decreased from $84.3 million to $80.7 million, and the average balance of money market accounts decreased from $26.3 million to $23.6 million.

Provision for Credit Losses. The provision for credit losses was a net benefit of $1.2 million in 2024 and a net benefit of $325,000 in 2023. The allowance for credit losses on loans represented 0.46% of total loans at December 31, 2024, and 0.76% of total loans at December 31, 2023. The increase in net benefit is based on our evaluation of the adequacy of the allowance for credit losses throughout the reporting period.

The recovery of credit losses on unfunded commitments was $110,000 for the year ended December 31, 2024 compared to a $125,000 provision on unfunded commitments for the year ended December 31, 2023. The recovery of credit losses on unfunded commitments is based on an evaluation of the historical usage rate.

Total non-performing loans were $1.1 million at December 31, 2024, and December 31, 2023. Classified loans totaled $1.1 million at December 31, 2024, compared to $153,000 at December 31, 2023, and total past due greater than 30 days were $5.4 million and $5.3 million at those respective dates. As a percentage of nonperforming loans, the allowance for credit losses on loans was 158.0% at December 31, 2024, 254.0% at December 31, 2023.

.Noninterest Income. Non-interest income decreased $962,000, or 98.9% to $11,000 for the year ended December 31, 2024, compared to $973,000 for the year ended December 31, 2023. The decrease was primarily due to the $1.1 million realized loss on the sale of investment securities available-for-sale and a $8,000, or 2.0% decrease in ATM and check card fees, offset by a $13,000, or 6.4% increase in deposit service charges and fees, a $41,000, or 13.1% increase in the cash surrender value of the bank owned life insurance, and a $141,000 gain on sale of property.

Noninterest Expense.. Noninterest expense increased $2.3 million, or 22.2%, to $12.7 million for the year ended December 31, 2024, compared to $10.4 million for the year ended December 31, 2023. The increase was primarily due to an increase in salaries and employee benefits of $761,000, or 12.8%, an increase in occupancy and equipment expense of $159,000, or 9.6%, an increase in professional and legal fees of $46,000, or 31.1%, an increase in data processing expense of $111,000, or 10.4%, an increase in audit and examination fees of $158,000, or 108.2%, and an increase in charitable contributions of $1.2 million, or 2,879.1% from establishing the Fifth District Community Foundation Inc., partially offset by a $99,000, or 26.3% decrease in directors fees, and a $127,000, or 49.2% decrease in advertising

Provision (benefit) for Income Taxes. The provision (benefit) for income taxes decreased by $507,000, or 347.0%, to ($358,000) for the year ended December 31, 2024, compared to $149,000 for the year ended December 31, 2023. The decrease was due to a $2.4 million, or 251.8%, decrease in pretax income. The effective tax rate was 21% for both years.

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

We have not engaged in hedging activities, such as investing in futures or options. We do not anticipate entering into similar transactions in the future.

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

The following table sets forth, as of December 31, 2024, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. All estimated changes presented in the table are within the policy limits established by the board of directors.

At December 31, 2024
				EVE as a Percentage of Present Value
				of Assets (3)
		Estimated Increase (Decrease) in			Increase
		EVE			(Decrease)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)

400	$52,162	$(51,841)	(49.85)%	13.36%	(889)
300	62,450	(41,553)	(39.95)	15.37	(688)
200	74,858	(29,145)	(28.02)	17.63	(462)
100	88,742	(15,361)	(14.67)	19.94	(231)
Level	104,003	—	—	22.25	—
(100)	116,995	12,993	12.49	23.83	158
(200)	127,613	23,610	22.70	24.82	257
(300)	136,523	32,521	31.27	25.40	315
(400)	143,529	39,527	38.01	25.57	332
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2024, we would experience 28.02% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 22.70% increase in EVE in the event of an instantaneous 200 basis point decrease in interest rates.

Change in Net Interest Income. The following table sets forth, at December 31, 2024, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. All estimated changes presented in the table are within the policy limits established by the board of directors.

At December 31, 2024
Change in Interest Rates	Net Interest Income Year 1
(basis points) (1)	Forecast	Year 1 Change from Level
	(Dollars in thousands)

400	$8,922	(27.74)%
300	9,809	(20.55)
200	10,672	(13.56)
100	11,512	(6.76)
Level	12,347	—
(100)	12,513	1.34
(200)	12,616	2.18
(300)	12,683	2.72
(400)	12,731	3.11
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at December 31, 2024, we would have experienced a 13.56% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 2.18% increase in net interest income in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Dallas and from two correspondent banks and, until March 11, 2024, had the ability to obtain advances under the Federal Reserve Board’s Bank Term Funding Program. Under the terms of the Bank Term Funding Program, advances cannot be obtained after March 11, 2024. At December 31, 2024, we had $-0- of outstanding advances under the Bank Term Funding Program. At December 31, 2024, we had $-0- of outstanding advances from the Federal Home Loan Bank of Dallas.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For the year ended December 31, 2024, cash flows from operating, investing, and financing activities resulted in a net increase in cash and cash equivalents of $18.6 million. Net cash provided by operating activities amounted to $(1.1) million, primarily due to a $1.1 million loss on sale of investment securities offset by $1.2 million recovery of credit losses. Net cash used in investing activities amounted to $27.5 million, primarily due to purchases of securities totaling $54.4 million offset by proceeds from sales or maturities of securities totaling $28.1 million. Net cash provided by financing activities amounted to $47.1 million, primarily due to the payback of $4.0 million in Federal Home Loan Bank Advances, and the net proceeds from the issuance of common stock totaling $448.7 million. For the year ended December 31, 2023, cash flows from operating, investing, and financing activities resulted in a net decrease in cash and cash equivalents of $730,000. Net cash provided by operating activities amounted to $796,000, primarily due to net income of $797,000. Net cash used in investing activities amounted to $6.6 million, primarily due to an increase in loans receivable, net, of $14.7 million, partially offset by proceeds from sales or maturities of available-for-sale investment securities of $10.7 million. Net cash provided by financing activities amounted to $5.1 million, primarily due to Federal Home Loan Bank advances of $4.0 million and a net increase in deposits of $1.1 million.

We believe we maintain a strong liquidity position, and are committed to maintaining it. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

Fifth District Bancorp is a separate legal entity from Fifth District and must provide for its own liquidity to pay its operating expenses and other financial obligations. Fifth District Bancorp’s primary source of income is dividends received from Fifth District. The amount of dividends that Fifth District may declare and pay to Fifth District Bancorp is governed by applicable bank regulations. At December 31, 2024, Fifth District Bancorp (on an unconsolidated basis) had liquid assets of $21.8 million.

At December 31, 2024, Fifth District was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see note 10 to the notes to consolidated financial statements.

Off-Balance Sheet Arrangements. At December 31, 2024, we had $34.6 million of outstanding commitments to originate loans, which primarily consists of HELOC’s totaling $13.4 million, construction loans totaling $8.4 million, and Board approved loans totaling $11.5 million. At December 31, 2024, certificates of deposit that are scheduled to mature on or before December 31, 2025 totaled $214.2 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may raise interest rates on deposits to attract new accounts or utilize Federal Home Loan Bank of Dallas advances, which may result in higher levels of interest expense.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see note 1 of the notes to the consolidated financial statements appearing elsewhere in this annual report.

Impact of Inflation and Changing Prices

The consolidated financial statements and related data presented in this annual report have been prepared according to GAAP which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.Quantitative and Qualitative Disclosures About Market Risk

The information regarding this Item is contained in Item 7 under the heading “Management of Market Risk.”

Report of Independent Registered Public Accounting Firm (PCAOB ID 149)

To the Stockholders and Board of Directors
Fifth District Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fifth District Bancorp, Inc. and its subsidiary (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2023.

/s/ Elliott Davis, LLC

Franklin, Tennessee
March 26, 2025

ITEM 8.Financial Statements and Supplementary Data

FIFTH DISTRICT BANCORP, INC.

Consolidated Balance Sheets

	December 31,
	2024	2023
Assets
Cash and Due from Banks	$5,850	$4,587
Interest-Bearing Deposits at Other Financial Institutions	32,066	14,719
Total Cash and Cash Equivalents	37,916	19,306

Investment Securities Available-for-Sale, at Fair Value	92,987	67,901
Restricted Stock	910	881
Loans Receivable, Net of Unearned Income	369,032	367,840
Allowance for Credit Losses	(1,699)	(2,802)
Loans Receivable, Net	367,333	365,038
Bank Owned Life Insurance	10,685	10,332
Premises and Equipment, Net	11,923	12,475
Accrued Interest Receivable	1,967	1,757
Real Estate Owned	42	42
Deferred Tax Asset, Net	2,447	2,063
Other Assets	1,097	1,002

Total Assets	$527,307	$480,797

Liabilities and Stockholders' Equity
Liabilities
Deposits
Interest-Bearing	$389,860	389,207
Noninterest-Bearing	1,616	796
Advances from Borrowers for Taxes, Insurance, and Repairs	5,280	4,352
Short-Term Federal Home Loan Bank Advances	—	4,000
Other Liabilities	4,776	4,644

Total Liabilities	401,532	402,999

Stockholders' Equity
Preferred Stock - $0.01 Par Value; 1,000,000 Shares Authorized, None issued and Outstanding at December 31, 2024 and 2023	—	—
Common Stock - $0.01 Par Value; 20,000,000 Shares Authorized: 5,559,473 and -0- Shares Issued and Outstanding at December 31, 2024 and December 31, 2023, Respectively	56	—
Additional Paid-In Capital	53,163	—
Unearned ESOP Stock	(4,226)	—
Retained Earnings	83,693	84,771
Accumulated Other Comprehensive Loss	(6,911)	(6,973)

Total Stockholders' Equity	125,775	77,798

Total Liabilities and Stockholders' Equity	$527,307	$480,797

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2024	2023
Interest and Dividend Income
Loans, Including Fees	$15,253		$14,124
Investment Securities	2,574		1,685
Other Interest-Earning Assets	1,450		605

Total Interest and Dividend Income	19,277		16,414

Interest Expense
Deposits	9,217		6,274
Short-Term Federal Home Loan Bank Advances	4		91

Total Interest Expense	9,221		6,365

Net Interest Income	10,056		10,049

Recovery of Credit Losses on Loans	(1,100)		(450)
Provision for (Recovery of) Credit Losses on Unfunded Commitments	(110)		125

Total Recovery of Credit Losses	(1,210)		(325)

Net Interest Income After Recovery of Credit Losses	11,266		10,374

Non-Interest Income
Deposit Service Charges and Fees	217		204
ATM and Check Card Fees	402		410
Bank Owned Life Insurance	353		312
Loss on Investments Securities	(1,144)		—
Gain on Sale of Asset	141		—
Other	42		47

Total Non-Interest Income	11		973

Non-Interest Expense
Salaries and Employee Benefits	6,709		5,948
Occupancy and Equipment	1,820		1,661
Federal Deposit Insurance	205		204
Directors	277		376
Professional and Legal	194		148
Audit and Examination	304		146
Data Processing	1,179		1,068
Advertising	131		258
Charitable Contributions	1,281		43
Other	613		549

Total Non-Interest Expense	12,713		10,401

Income (Loss) Before Income Taxes	(1,436)		946

Income Tax Expense (Benefit)	(358)		149

Net Income (Loss)	$(1,078)		$797

Earnings (Losses) per Share - Basic and Diluted	$(0.21)	$	N/A

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2024	2023
Net Income (Loss)	$(1,078)	$797

Other Comprehensive Income
Unrealized Net Gain on Investment Securities Available-for-Sale Arising During the Period	(965)	1,181

Reclassification Adjustment for Net Losses Realized	1,144	—

Net Loss on Defined Benefit Pension Plan	(101)	(2)

Tax Effect	(16)	(247)

Total Other Comprehensive Income	62	932

Comprehensive Income (Loss)	$(1,016)	$1,729

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Stockholders’ Equity

Year ended December 31, 2024 and December 31, 2023

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-In	ESOP	Retained	Comprehensive	Stockholders'
(in thousands)	Stock	Capital	Shares	Earnings	Loss	Equity
Balance at December 31, 2022	$—	$—	$—	$83,974	$(7,905)	$76,069

Net Income	—	—	—	797	—	797

Other Comprehensive Income	—	—	—	—	932	932

Balance at December 31, 2023	—	—	—	84,771	(6,973)	77,798

Net Loss	—	—	—	(1,078)	—	(1,078)

Other Comprehensive Income	—	—	—	—	62	62

Issuance of Common Stock, Net of Offering Expense	56	53139	(4,448)	—	—	48,747

ESOP Shares Released for Allocation	—	24	222	—	—	246

Balance at December 31, 2024	$56	$53,163	$(4,226)	$83,693	$(6,911)	$125,775

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2024	2023
Cash Flows from Operating Activities
Net Income (Loss)	$(1,078)	$797
Adjustments to Reconcile Net Income (Loss) to Net
Cash Provided by (Used in) Operating Activities
Recovery of Credit Losses	(1,210)	(325)
Gain on Sale of Asset	(141)	—
Depreciation	694	548
Net Amortization of Deferred Loan Costs	(11)	41
Net Amortization on Investment Securities	248	268
Loss on Sale of Investment Securities	1,144	—
Federal Home Loan Bank Stock Dividend	(29)	(23)
Deferred Tax Expense	(400)	135
Increase in Cash Surrender Value on Bank Owned Life Insurance	(353)	(312)
ESOP Compensation Expense	246	—
Changes in Operating Assets and Liabilities
Accrued Interest Receivable	(210)	12
Other Assets	(95)	(744)
Other Liabilities	141	399

Net Cash Provided by (Used in) Operating Activities	(1,054)	796

Cash Flows from Investing Activities
Proceeds from Sale or Maturities of Investment Securities
Available-for-Sale	28,051	10,704
Purchases of Investment Securities Available-for-Sale	(54,350)	(1,000)
Proceeds from Maturities of Certificates of Deposit at
Other Financial Institutions	—	249
Purchase of Federal Home Loan Bank Stock	—	(18)
Increase in Loans Receivable, Net	(1,184)	(14,666)
Proceeds from Sale of Premises and Equipment	509	—
Purchases of Premises and Equipment	(510)	(1,908)

Net Cash Used in Investing Activities	(27,484)	(6,639)

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Cash Flows (Continued) (Unaudited)

(in thousands)

	Years Ended December 31,
	2024	2023
Cash Flows from Financing Activities
Increase in Deposits, Net	1,473	1,060
Federal Home Loan Bank Advances	(4,000)	4,000
Advances by Borrowers for Taxes,
Insurance, and Repairs	928	54
Net proceeds from Issuance of Common Stock	48,747	—

Net Cash Provided by Financing Activities	47,148	5,114

Net Increase (Decrease) in Cash and Cash Equivalents	18,610	(729)

Cash and Cash Equivalents, Beginning of Year	19,306	20,035

Cash and Cash Equivalents, End of Year	$37,916	$19,306

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for Interest	$8,975	$5,790
Cash Paid During the Period for Taxes	$—	$125
Market Value Adjustment for Unrealized Loss on
Investment Securities Available-for-Sale	$179	$1,181

Non-Cash Investing and Financing Activities
Real Estate Owned Acquired Through Foreclosure	$—	$42

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies (Unaudited)

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

Principles of Consolidation

The consolidated financial statements as of and for the period ended December 31, 2024 include the amounts of Fifth District Bancorp and its wholly-owned subsidiary, Fifth District. All intercompany transactions and balances have been eliminated.

The financial statements as of and for the period ended December 31, 2023 represent the Bank only, as the conversion to stock form, including the formation of Fifth District Bancorp, was completed on July 31, 2024. References herein to the “Company” for periods prior to the completion of the stock conversion should be deemed to refer to the “Bank”.

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

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

Cash and due from banks include bank deposit accounts aggregating approximately $27,065,000 and $8,934,000 in excess of the Federal Deposit Insurance Corporation limit of $250,000 per insured account on December 31, 2024 and December 31, 2023, respectively. The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

The Company may be required to maintain cash reserves with the Federal Reserve Bank. The requirement is dependent upon the Company’s cash on hand or noninterest-bearing balances. There was no reserve requirement as of December 31, 2024, and December 31, 2023.

Investment Securities

Debt securities classified as held-to-maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are carried at cost, adjusted for amortization of premium and accretion of discounts. Purchase premiums and discounts are recognized in interest income using the effective interest method over the terms of the securities, identified as the call date as to premiums and maturity date as to discounts. The Company held no held-to-maturity securities as of December 31, 2024 or December 31, 2023.

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

Debt securities that are classified as trading are acquired and held principally for the purpose of selling in the near term. These securities are carried at estimated fair value by a third-party pricing service with any unrealized gains or losses included in net income and reported in non-interest income in the consolidated

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

statements of operations. The Company held no trading securities as of December 31, 2024 or December 31, 2023.

Gains and losses realized on sales of debt securities, determined using the adjusted cost basis of the specific securities sold, are included in non-interest income in the consolidated statements of operations. Dividend and interest income, including amortization of premium and accretion of discount arising at acquisition, from all categories of investment securities are included in interest income in the consolidated statements of operations.

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

If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance on underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments, and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected is compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss, limited to the amount that the fair value is less than the amortized cost basis, recognized as a provision for credit loss in the consolidated statements of operations. Any amount of noncredit related unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income.

Changes in the allowance for credit loss are recorded as provision for (or recovery of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2024 and December 31, 2023, there was no allowance for credit loss related to the available-for-sale portfolio.

Accrued interest receivable on available-for-sale securities totaled approximately $348,000 and $168,000 at December 31, 2024 and December 31, 2023, respectively, and was excluded from the estimate of credit losses.

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Accrued interest receivable related to loans totaled approximately $1,619,000 and $1,589,000 at December 31, 2024, and December 31, 2023, respectively, and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance as earned using the interest method over the life of the loan. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment to the related loan’s yield using the effective interest method over the contractual life of the loan.

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

Expected credit losses are measured on a pooled basis when similar risk characteristics exist using the open pool method. The open pool method applies a loss rate to a given pool of loans over the estimated remaining life of the given pool, which is based on historical data. Loan losses are calculated using the open pool method due to the nature and limited complexity of the loan portfolio.

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

Commercial Loans

This category consists of loans primarily secured by office and industrial buildings, warehouses, retail shopping facilities and various special purpose properties, including hotels and restaurants. The performance of these loans may be adversely affected by, among other factors, conditions specific to the relevant industry, the real estate market for the property type and geographic region where the property or borrower is located.

This category consists of loans to finance the ground-up construction and/or improvement of commercial properties. The performance of these loans is generally dependent upon the successful completion of improvements and/or land development for the end user. The successful completion of planned improvements and development may be adversely affected by changes in the estimated property value upon completion of construction, projected costs, and other conditions leading to project delays.

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

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

Bank Owned Life Insurance

The Bank is the beneficiary of life insurance contracts purchased on the lives of certain officers of the Bank which are reported at their cash surrender value. At December 31, 2024, and December 31, 2023, life insurance contracts totaled approximately $10,685,000 and $10,332,000, respectively. Appreciation in the cash surrender value amounted to approximately $353,000 and $312,000 for the years ended December 31, 2024 and 2023, respectively. Appreciation in value of the insurance policies is included in bank owned life insurance within non-interest income in the consolidated statements of operations.

Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation. Depreciation is computed generally on the straight-line method based upon the estimated useful lives of the assets. Estimated useful lives for building and improvements range from 15 to 40 years, and for furniture and fixtures from 5 to 10 years.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

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

The ability of the Company to recover the carrying value of real estate is based upon future sales of the real estate owned. The ability to affect such recovery is subject to market conditions and other factors, many of which are beyond the Company’s control. Operating income of such properties, net of related expenses, and gains and losses on their disposition, are included in the consolidated statements of operations. The Company had $42,000 of real estate owned as of December 31, 2024, and December 31, 2023.

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The Company recognized no interest and/or penalties in the consolidated statements of operations for the year ended December 31, 2024 and 2023, nor any amount of interest and/or penalties payable that were recognized in the consolidated balance sheets as of December 31, 2024 and December 31, 2023, in relation to its income tax returns. Any penalties or interest would be recognized in income tax expense.

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

Earnings per Share

Basic earnings (loss) per share (“EPS”) represents income available or loss attributable to common shareholders divided by the weighted average number of common shares outstanding during the period. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are excluded from the weighted-average common shares outstanding for both basic and diluted earnings per share calculations until they are committed to be released.

The Company had no dilutive or potentially dilutive securities during the year ended December 31, 2024. At and during the year ended December 31, 2023, the Company did not have any common shares outstanding as its initial public offering of stock in connection with the Bank’s conversion from mutual to stock form of organization was completed on July 31, 2024.

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

ATM and check card fees includes interchange fees from credit and debit cards processed through card association networks, annual fees, and other transaction and account management fees. Interchange rates are generally set by the credit card associations and based on purchase volumes and other factors. The Company records interchange fees on a per transaction basis at a point in time as services are provided. Transaction and account management fees are recognized at a point in time as services are provided, except for annual fees

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

which are recognized over the applicable period. The costs of related loyalty rewards programs are netted against interchange revenue as a direct cost of the revenue generating activity.

Non-Direct-Response Advertising

The Company expenses all advertising costs, except for direct-response advertising, as incurred. Advertising and promotional expenses totaled approximately $131,000 and $258,000 for the years ended December 31, 2024 and 2023, respectively. If the Company incurs expenses for material direct-response advertising, it will be amortized over the estimated benefit period. Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits. For the years ended December 31, 2024 and 2023, the Company did not incur any direct-response advertising costs.

Segment Reporting

The Company adopted Accounting Standards Update 2023-07 “Segment Reporting (Topic 280) – Improvement to Reportable Segment Disclosures” on January 1, 2024. The Company has determined that all of its banking divisions and subsidiaries meet the aggregation criteria of ASC 280, Segment Reporting, as its current operating model is structured whereby banking divisions and subsidiaries serve a similar base of clients utilizing a company-wide offering of similar products and services managed through similar processes and platforms that are collectively reviewed by the Company’s Chief Executive Officer, who has been identified as the chief operating decision maker (“CODM”).

The Company has a single operating segment and thus a single reporting segment. The CODM regularly assesses performance of the aggregated single operating and reporting segment and decides how to allocate resources based on net income calculated on the same basis as is net income (loss) reported in the Company’s consolidated statements of operations. The CODM is also regularly provided with expense information at a level consistent with that disclosed in the Company’s consolidated statements of operations.

Recent Accounting Pronouncements – Adopted

ASU No. 2023-07, Improvements to Reportable Segment Disclosures, requires disclosure of incremental segment information on an annual and interim basis to provide investors and other decision makers additional, more detailed information about a reportable segment’s expenses. The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

Recent Accounting Pronouncements- Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, Which amended the Income Taxes topic in the Accounting Standards Codification 742 to improve the transparency of income tax disclosures. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statement that have not yet been issued or made available for issuance. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures, which requires the disaggregation of certain expenses in the notes to the consolidated financial statements, to provide enhanced transparency into the expense captions presented on the face of the consolidated statements of operations. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 31, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU may be applied either prospectively or retrospectively. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

Note 2.	Investment Securities

The amortized cost and estimated fair values of investment securities available-for-sale at December 31, 2024 and December 31, 2023 are as follows (in thousands):

	December 31, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. Government Agencies	$1,000	$—	$(4)	$996
Mortgage-Backed Securities	94,003	90	(8,674)	85,419
Collateralized Mortgage Obligations	2,459	—	(137)	2,322
Corporate Bonds	4,250	—	—	4,250

Total	$101,712	$90	$(8,815)	$92,987

	December 31, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. Government Agencies	$1,000	$—	$(34)	$966
Mortgage-Backed Securities	74,072	15	(8,759)	65,328
Collateralized Mortgage Obligations	1,733	—	(126)	1,607

Total	$76,805	$15	$(8,919)	$67,901

The following tables show the gross unrealized losses and estimated fair value of investment securities available-for-sale for which an allowance for credit losses has not been recorded by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2024, and December 31, 2023 (in thousands):

	Securities		Securities
	With Losses Under		With Losses Over
	12 Months		12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Government Agencies	$—	$—	$996	$(4)	$996	$(4)
Mortgage-Backed Securities	38,128	(433)	39,103	(8,241)	77,231	(8,674)
Collateralized Mortgage Obligations	962	(10)	1,360	(127)	2,322	(137)

Total	$39,090	$(443)	$41,459	$(8,372)	$80,549	$(8,815)

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

	Securities		Securities
	With Losses Under		With Losses Over
	12 Months		12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2023	Value	Loss	Value	Loss	Value	Loss
U.S. Government Agencies	$—	$—	$966	$(34)	$966	$(34)
Mortgage-Backed Securities	498	(2)	63,384	(8,757)	63,882	(8,759)
Collateralized Mortgage Obligations	—	—	1,607	(126)	1,607	(126)

Total	$498	$(2)	$65,957	$(8,917)	$66,455	$(8,919)

At December 31, 2024, 80 of the Company’s available-for-sale securities had unrealized losses totaling 9.9% of the individual securities’ amortized cost basis and 8.7% of the Company’s total amortized cost basis of the investment securities portfolio. At December 31, 2024, 57 of these 91 securities had been in a continuous loss position for over 12 months. The unrealized losses of these securities are believed to be caused by interest rate increases and changing market conditions and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Management has determined that the declines in the fair value of these securities are not attributable to credit losses.

The Company’s securities in an unrealized loss position are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the implicit guarantee of the U.S. government and have a long history of zero credit loss. No allowance for credit losses was recorded for available-for-sale securities at December 31, 2024 and 2023.

The amortized cost and estimated fair value of securities classified as available-for-sale at December 31, 2024, by contractual maturity, are shown in the table below (in thousands). Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of the exercise of call options and potential paydowns. Accordingly actual maturities may differ from contractual maturities.

	Amortized	Fair
(in thousands)	Cost	Value
Available-for-Sale
Due in 1 Year or Less	$—	$—
Due after 1 Year through 5 Years	165	158
Due after 5 Years through 10 Years	5,214	5,204
Due after 10 Years	96,333	87,625

Total	$101,712	$92,987

During the year ended December 31, 2024, the company recorded no gross gains and gross loses of $1,144,000 related to the sales of securities. There were no sales of securities during the year ended December 31, 2023.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Note 3.	Restricted Stock

The following table shows the amount of restricted stock as of December 31, 2024 and 2023 (in thousands):

(in thousands)	2024	2023
Federal Home Loan Bank	$560	$531
First National Bankers Bank	350	350

Total	$910	$881

Note 4.	Loans Receivable and Allowance for Credit Losses

Loans receivable at December 31, 2024 and 2023 are summarized as follows (in thousands):

(in thousands)	2024	2023
One-to-Four Family Mortgages	$332,659	$337,056
Home Equity Lines of Credit	7,952	8,550
Construction Loans	9,588	8,128
Consumer Loans	3,699	913
Commercial Loans	14,355	12,403

Total Loans Receivable	368,253	367,050

Allowance for Credit Losses	(1,699)	(2,802)
Net Deferred Loan Costs	779	790

Total Loans Receivable, Net	$367,333	$365,038

The following tables present an analysis of past-due loans as of December 31, 2024 and 2023 (in thousands):

			Loans 90 Days or
	30-59 Days	60-89 Days	More Past Due and	Nonaccrual	Current	Total Loans
(in thousands)	Past Due	Past Due	Still Accruing	Loans	Loans	Receivable
One-to-Four Family Mortgages	$2,925	$1,011	$—	$956	$327,767	$332,659
Home Equity Lines of Credit	—	—	—	—	7,952	7,952
Construction Loans	332	—	—	119	9,137	9,588
Consumer Loans	91	—	—	—	3,608	3,699
Commercial Loans	—	—	—	—	14,355	14,355

Total	$3,348	$1,011	$—	$1,075	$362,819	$368,253

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

			Loans 90 Days or
	30-59 Days	60-89 Days	More Past Due and	Nonaccrual	Current	Total Loans
December 31, 2023	Past Due	Past Due	Still Accruing	Loans	Loans	Receivable
One-to-Four Family Mortgages	$2,655	$1,524	$950	$153	$331,774	$337,056
Home Equity Loans / Lines of Credit	—	4	—	—	8,546	8,550
Construction Loans	—	—	—	—	8,128	8,128
Consumer Loans	33	—	—	—	880	913
Commercial Loans	—	—	—	—	12,403	12,403

Total	$2,688	$1,528	$950	$153	$361,731	$367,050

Credit Quality Indicators

The Company uses the following criteria to assess risk ratings with respect to its loan portfolio, which are consistent with regulatory guidelines:

Pass – Loans that comply in all material respects with the loan policies that are adequately secured with conforming collateral and that are extended to borrowers with documented ability to safely cover their total debt service requirements.

Special Mention – Includes loans that do not warrant adverse classification but do possess credit deficiencies or potential weaknesses that deserve close attention.

Substandard – Includes loans that are inadequately protected by the collateral pledged or the current net worth and paying capacity of the borrower. Such loans have one or more weaknesses that jeopardize the liquidation of the debt and expose the Company to loss if the weaknesses are not corrected.

The Company’s credit quality indicators are reviewed and updated annually.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The following table presents the Company’s recorded investment in loans by credit quality indicator by year of origination as of December 31, 2024 (in thousands):

	Term Loans by Year of Origination
(in thousands	2024	2023	2022	2021	2020	Prior	Revolving	Total
One-to-Four Family Mortgages
Pass	$10,209	$22,131	$39,963	$55,912	$46,651	$152,989	$—	$327,855
Special Mention	—	—	778	836	357	1,877	—	3,848
Substandard	—	—	—	406	—	550	—	956
Total One-to-Four Family Mortgages	$10,209	$22,131	$40,741	$57,154	$47,008	$155,416	$—	$332,659

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Home Equity Lines of Credit
Pass	$378	$66	$82	$—	$—	$531	$6,819	$7,876
Special Mention	—	—	—	—	—	—	76	76
Substandard	—	—	—	—	—	—	—	—
Total Home Equity Lines of Credit	$378	$66	$82	$—	$—	$531	$6,895	$7,952

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$3	$3

Construction Loans
Pass	$7,385	$1,360	$62	$400	$113	$149	$—	$9,469
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	119	—	—	—	—	119
Total Construction Loans	$7,385	$1,360	$181	$400	$113	$149	$—	$9,588

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans
Pass	$3,002	$236	$55	$35	$71	$300	$—	$3,699
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Consumer Loans	$3,002	$236	$55	$35	$71	$300	$—	$3,699

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans
Pass	$5,119	$6,004	$3,133	$—	$—	$99	$—	$14,355
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Commercial Loans	$5,119	$6,004	$3,133	$—	$—	$99	$—	$14,355

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The following table presents the Company’s recorded investment in loans by credit quality indicator as of December 31, 2023 (in thousands):

	Term Loans by Year of Origination
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
One-to-Four Family Mortgages
Pass	$12,000	$42,225	$60,557	$50,786	$28,836	$140,000	$—	$334,404
Special Mention	—	1,073	779	—	—	647	—	2,499
Substandard	—	—	—	—	—	153	—	153
Total One-to-Four Family Mortgages	$12,000	$43,298	$61,336	$50,786	$28,836	$140,800	$—	$337,056

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Home Equity Lines of Credit
Pass	$20	$226	$—	$—	$174	$369	$7,570	$8,359
Special Mention	—	—	—	—	—	—	191	191
Substandard	—	—	—	—	—	—	—	—
Total Home Equity Lines of Credit	$20	$226	$—	$—	$174	$369	$7,761	$8,550

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction Loans
Pass	$4,987	$2,189	$414	$366	$—	$172	$—	$8,128
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Construction Loans	$4,987	$2,189	$414	$366	$—	$172	$—	$8,128

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans
Pass	$386	$74	$39	$52	$36	$326	$—	$913
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Consumer Loans	$386	$74	$39	$52	$36	$326	$—	$913

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans
Pass	$7,568	$4,724	$—	$—	$—	$111	$—	$12,403
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Commercial Loans	$7,568	$4,724	$—	$—	$—	$111	$—	$12,403

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Nonaccrual Loans

The following table is a summary of the Company’s nonaccrual loans by major categories at December 31, 2024 and 2023 (in thousands):

	December 31, 2024			December 31, 2023
	Nonaccrual	Nonaccrual		Nonaccrual	Nonaccrual	Total
	Loans	Loans		Loans	Loans
	with	with	Total	with	with
	No	an	Nonaccrual	No	an	Nonaccrual
(in thousands)	Allowance	Allowance	Loans	Allowance	Allowance	Loans
One-to-Four Family Mortgages	$956	$—	$956	$153	$—	$153
Home Equity Lines of Credit	—	—	—	—	—	—
Construction Loans	119	—	119	—	—	—
Consumer Loans	—	—	—	—	—	—
Commercial Loans	—	—	—	—	—	—

Total	$1,075	$—	$1,075	$153	$—	$153

Interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Payments received while on nonaccrual status are applied to the principal balance of nonaccrual loans. The Company does not recognize interest income while loans are on nonaccrual status.

The following table represents the accrued interest receivables written off by reversing interest income during the year ended December 31, 2024 and 2023 (in thousands):

	For the Year Ended
(in thousands)	December 31, 2024	December 31, 2023
One-to-Four Family Mortgages	$15	$3
Home Equity Lines of Credit	—	—
Construction Loans	7	—
Consumer Loans	—	—
Commercial Loans	—	—

Total	$22	$3

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The following table presents an analysis of collateral-dependent loans of the Company as of December 31, 2024 and 2023 (in thousands):

	Residential		Business
(in thousands)	Properties	Land	Assets	Other	Total
One-to-Four Family Mortgages	$956	$—	$—	$—	$956
Home Equity Lines of Credit	—	—	—	—	—
Construction Loans	—	119	—	—	119
Consumer Loans	—	—	—	—	—
Commercial Loans	—	—	—	—	—

Total	$956	$119	$—	$—	$1,075

	Residential		Business
December 31, 2023	Properties	Land	Assets	Other	Total
One-to-Four Family Mortgages	$153	$—	$—	$—	$153
Home Equity Loans/Lines of Credit	—	—	—	—	—
Construction Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Commercial Loans	—	—	—	—	—

Total	$153	$—	$—	$—	$153

Allowance for Credit Losses

The decrease in the allowance for credit losses of approximately $1.1 million as of December 31, 2024 as compared to December 31, 2023 was driven by various factors, including the evolving economic outlook, values in the local real estate market, and low net charge-offs. In addition the Company updated its peer group selection to better align with peers whose loan portfolios reflect the composition of the Company’s loan portfolio and the current local economic conditions. Adjusting this component of the estimate has resulted in a reduced peer group loss rate and corresponding adjustments to the peer comparisions. In turn our CECL reserve decreased resulting in $1.1 million recovery in our allowance for credit loss. This adjustment was made in the second quarter of 2024.

The following table summarizes the activity related to the allowance for credit losses for the year ended December 31, 2024 and 2023 (in thousands):

	One-to-Four
	Family	Home Equity	Construction	Consumer	Commercial
(in thousands)	Mortgages	Lines of Credit	Loans	Loans	Loans	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$2,554	$57	$32	$9	$126	$24	$2,802
Recovery of Credit Loss	(1,028)	(9)	(19)	19	(46)	(17)	(1,100)
Loans Charged-Off	—	(3)	—	—	—	—	(3)
Recoveries Collected	—	—	—	—	—	—	—

Ending Balance	$1,526	$45	$13	$28	$80	$7	$1,699

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The following table includes disclosures related to the allowance for loan losses for the year ended December 31, 2024 and 2023 (in thousands):

	One-to-Four	Home Equity
	Family	Loans / Lines	Construction	Consumer	Commercial
December 31, 2023	Mortgages	of Credit	Loans	Loans	Loans	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$2,738	$60	$73	$—	$2	$380	$3,253
Recovery of Credit Loss	(184)	(3)	(41)	9	124	(356)	(451)
Loans Charged-Off	—	—	—	—	—	—	—
Recoveries Collected	—	—	—	—	—	—	—

Ending Balance	$2,554	$57	$32	$9	$126	$24	$2,802

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

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectable, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The Company had no loans with modifications to borrowers experiencing financial difficulty as of December 31, 2024 and 2023.

The Company had no loans which had defaults during the year ended December 31, 2024 which were modified in the 12 months before default to borrower’s experiencing financial difficulty. There were no modifications to borrower’s experiencing financial difficulty entered into during the year ended December 31, 2024 and 2023 and no loans which had defaults during the year ended December 31, 2024 and 2023.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Unfunded Commitments

At December 31, 2024 and 2023, the liability for credit losses on off-balance-sheet credit exposures included in other liabilities was approximately $15,000 and $125,000.

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

An analysis of the related party activity during the year ended December 31, 2024 and 2023 is as follows (in thousands):

(in thousands)	2024	2023
Balance, Beginning of the Year	$546	$579
New Loans	—	—
Change in Related Parties, Net	—	—
Repayments, Net	(35)	(33)

Balance, End of Year	$511	$546

Related Party Other

The Company generally requires an inspection of the property before disbursement of funds during the term of the construction loan and inspections are typically performed by one of the Company’s directors. There is no revenue or expense recorded by the Company related to those services as the customer pays these fees through their closing costs.

Note 5.	Accrued Interest Receivable

Accrued interest receivable at December 31, 2024 and 2023 consisted of the following (in thousands):

(in thousands)	2024	2023
Loans	$1,619	$1,589
Investments	348	168

Total	$1,967	$1,757

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Note 6.	Premises and Equipment

Premises and equipment at December 31, 2024 and 2023 are summarized as follows (in thousands):

(in thousands)	2024	2023
Land	$2,603	$2,950
Building and Improvements	13,571	14,173
Furniture and Fixtures	5,416	5,292
	21,590	22,415
Less: Accumulated Depreciation	(9,667)	(9,940)

Total	$11,923	$12,475

Depreciation expense for the years ended December 31, 2024 and 2023 amounted to approximately $694,000 and $548,000, respectively.

Note 7.	Deposits

The composition of deposits at December 31, 2024 and 2023 is as follows (in thousands):

(in thousands)	2024	2023
NOW Accounts	$53,921	$50,836
Savings Accounts	76,020	84,603
Money Market Fund Accounts	22,726	26,417
Certificates of Deposit	238,809	228,147

Total	$391,476	$390,003

Time deposits that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 at December 31, 2024 and 2023 were $48,338,000 and $42,225,000, respectively.

Time deposits at December 31, 2024 mature as follows (in thousands):

(in thousands)	Amount
2025	$214,180
2026	18,748
2027	3,995
2028	803
2029	876
Thereafter	207

Total	$238,809

As of December 31, 2024 and 2023, deposits from related parties totaled $862,000 and $809,000, respectively.

As of December 31, 2024 and 2023, the Company held no brokered deposits.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Note 8.	Borrowings

As of December 31, 2024, the Company had no Federal Home Loan Bank (FHLB) advances outstanding. The Company had outstanding borrowings comprised solely of advances from the FHLB totaling $4,000,000, at a rate of 5.598%, at December 31, 2023, which matured January 8, 2024.

Based on collateral pledged, consisting of all shares of FHLB stock owned and a blanket pledge of approximately $235,157,000 of its qualifying mortgage loans as of December 31, 2024, the Bank was eligible to borrow up to an additional $183,100,000 as of December 31, 2024.

The Bank has an unsecured federal funds line of credit with FNBB that expires on June 30, 2025. The Bank is eligible to borrow up to $27,200,000. There was no amount outstanding on this line of credit as of the years ended December 31, 2024 and 2023.

The Bank is eligible to borrow from TIB’s Federal Funds Purchase Line Program, which provides overnight liquidity through pledge of certain qualifying securities. The Bank is eligible to borrow up to $15,000,000 and repayment is due the next day. There was no amount outstanding on this line of credit as of the years ended December 31, 2024 and 2023.

Note 9.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Bank’s deferred tax assets and liabilities at December 31, 2024 and 2023 are as follows (in thousands):

(in thousands)	2024	2023
Deferred Tax Assets
Deferred Compensation - Pension Benefits	$662	$601
Unrealized Loss on Investment Securities Available-for-Sale	1,832	1,870
Allowance for Credit Losses	360	614
Charitable Contribution Carryforward	262	—
Net Operating Loss	289	—

Total Deferred Tax Assets	3,405	3,085

Deferred Tax Liabilities
Tax Over Book Accumulated Depreciation	(628)	(655)
Federal Home Loan Bank Stock Dividend	(35)	(29)
Deferred Loan Fees	(248)	(252)
Other	(47)	(86)

Total Deferred Tax Liabilities	(958)	(1,022)

Deferred Tax Asset, Net	$2,447	$2,063

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Components of income tax expense (benefit) are as follows (in thousands):

(in thousands)	2024	2023
Current	$42	$14
Deferred	(400)	135

Total	$(358)	$149

The calculation of income tax and the effective tax rate are as follows (dollar amounts in thousands):

	For the Years Ended December 31,
		Effective		Effective
(dollars in thousands)	2024	Rate	2023	Rate
Income Tax Expense at Statutory Rates	$(302)	21.0%	$199	21.0%
Bank Owned Life Insurance	(63)	4.4	(54)	(5.7)
Other	7	(0.5)	4	0.4

Net	$(358)	24.9%	$149	15.7%

Retained earnings of the Bank at December 31, 2024 and 2023 include approximately $4,021,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions prior to January 1, 1988 for tax purposes only. Reduction of such allocated amounts for other than bad debt reserves would create income for tax purposes subject to the then-current income tax rate. The unrecorded deferred income tax liability on these amounts was approximately $844,000 at December 31, 2024 and 2023.

Based on the evaluation of available evidence, management determined that a valuation allowance was not required for deferred tax assets because it is more likely than not that these assets will be realized through future reversal of existing taxable temporary differences and there will be sufficient future taxable income exclusive of reversing temporary differences.

Note 10.	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the OCC. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of common equity Tier I capital, Tier I capital and total capital to risk-weighted assets and Tier I capital to average assets. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel Ill rules) became fully effective for the Company on January 1, 2019. Management believes, as of December 31, 2024 and 2023, that the Bank meets all capital adequacy requirements to which it is subject.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

As of December 31, 2024 and 2023, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total ratios as disclosed in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s prompt corrective action category.

The Bank’s regulatory capital amounts and ratios as of December 31, 2024 and 2023 are also presented in the table below (dollar amounts in thousands):

					Required to Be Well-
			Required for		Capitalized Under
			Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Tier 1 Capital to Average Assets	$110,739	20.77%	$21,322	4.00%	$26,653	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	110,739	43.22	11,529	4.50	16,654	6.50
Tier 1 Capital to Risk-Weighted Assets	110,739	43.22	15,373	6.00	20,497	8.00
Total Capital to Risk-Weighted Assets	112,453	43.89	20,497	8.00	25,621	10.00

December 31, 2023
Tier 1 Capital to Average Assets	$84,771	17.41%	$19,476	4.00%	$24,345	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	84,771	34.15	11,170	4.50	16,135	6.50
Tier 1 Capital to Risk-Weighted Assets	84,771	34.15	14,894	6.00	19,859	8.00
Total Capital to Risk-Weighted Assets	87,698	35.33	19,858	8.00	24,823	10.00

Note 11.	Employee Benefits

The Company has a defined contribution retirement plan covering substantially all employees. Contributions to the plan are based on a percentage of wages and were approximately $506,000 and $438,000 in 2024 and 2023, respectively.

The Company also has an unfunded supplemental executive retirement plan on eight executive officers and two retired officers of the Company. This plan is accounted for as a defined benefit pension plan, and was amended effective January 1, 2007 to reflect a revised pension benefit formula for the participants. The liability related to this was approximately $3,153,000 and $3,058,000 at December 31, 2024 and 2023, respectively, and is included in other liabilities in the consolidated balance sheets. The Company has also invested in certain life insurance policies, wherein the Bank is designated as the beneficiary on these policies, with the intent to ultimately use the benefit from such policies to fund the liability to be paid under this plan.

During each of the years ended December 31, 2024 and 2023, the Company paid benefits totaling $278,523. The net periodic pension cost associated with the plan totaled $271,000 and $251,000 for the years ended December 31, 2024 and 2023, respectively, and is included in salaries and employee benefits in the consolidated statements of income. The weighted average discount rate in computing the future benefit was 5.50% at December 31, 2024 and 2023.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Expected future benefits to be paid out are as follows for the years ending December 31:

(in thousands)	Amount
2025	$278
2026	278
2027	278
2028	278
2029	278
2030 - 2034	1,922

Total	$3,312

Note 12. ESOP

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

In connection with the Company’s initial public offering, the ESOP borrowed $4,447,580 payable to the Company for the purpose of purchasing shares of the Company’s common stock. A total of 444,758 shares were purchased with loan proceeds. Common stock acquired by the ESOP is shown as a reduction of stockholders’ equity. The loan is expected to be repaid over a period of up to 20 years and bears interest at 8.5%. Principal and interest payments totaling approximately $112,000 are due quarterly.

Contributions to the ESOP totaled $449,000 during the year ended December 31, 2024. Compensation expense is recognized over the service period based on the average fair value of the shares and totaled $246,000 for the year ended December 31, 2024.

The fair value of unallocated ESOP shares totaled $4,497,000 at December 31, 2024.

Note 13. Loss per Share

Loss per common share was computed based on the following for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
(In thousands, except per share data)	2024	2023
Numerator:
Net Loss Available to Common Stockholders	$(1,078)		$—

Denominator:
Weighted Average Common Shares Outstanding	5,559		—
Weighted Average Unearned ESOP Shares	(428)		—
Weighted Average Shares	5,131		—

Loss per Common Share - Basic and Diluted	$(0.21)	$	N/A

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Note 14.	Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the Company’s consolidated balance sheets.

The contract amounts of those instruments reflect the extent of the involvement the Company has in particular classes of financial instruments. As of December 31, 2024 and 2023, the Bank had made various commitments to extend credit totaling approximately $34,607,000 and $24,000,000, respectively. Of these commitments, approximately $13,372,000 and $9,368,000 are at variable rates as of December 31, 2024 and 2023, respectively.

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

Note 15.	Fair Value Measurements

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023 are summarized below (in thousands):

				Total
	Fair Value Measurements			Estimated
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Investment Securities Available-for-Sale
U.S. Government Agencies	$—	$996	$—	$996
Mortgage-Backed Securities	—	85,419	—	85,419
Collateralized Mortgage Obligations	—	2,322	—	2,322
Corporate Bonds	—	4,250	—	4,250

Total	$—	$92,987	$—	$92,987

				Total
	Fair Value Measurements			Estimated
December 31, 2023	Level 1	Level 2	Level 3	Fair Value
Investment Securities Available-for-Sale
U.S. Government Agencies	$—	$966	$—	$966
Mortgage-Backed Securities	—	65,328	—	65,328
Collateralized Mortgage Obligations	—	1,607	—	1,607

Total	$—	$67,901	$—	$67,901

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at December 31, 2024 or 2023.

There were no transfers into, out of, purchases, or sales of Level 3 securities during the years ended December 31, 2024 and 2023.

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

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

The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis at December 31, 2024 and 2023 (in thousands):

				Total
	Fair Value Measurements			Estimated
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Collateral Dependent Loans	$—	$—	$1,075	$1,075
Real Estate Owned	—	—	42	42

Total	$—	$—	$1,117	$1,117

				Total
	Fair Value Measurements			Estimated
December 31, 2023	Level 1	Level 2	Level 3	Fair Value
Assets
Collateral Dependent Loans	$—	$—	$153	$153
Real Estate Owned	—	—	42	42

Total	$—	$—	$195	$195

The following tables show significant unobservable inputs used in the fair value measurement of Level 3 assets:

	Valuation	Unobservable	Range of	Weighted Average
December 31, 2024	Technique	Inputs	Discount	Discount
Collateral Dependent Loans	Third-party appraisals and discounted cash flows	Collateral discounts and estimated costs to sell	6% - 10%	6%
Real Estate Owned	Third-party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	6% - 10%	6%

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

	Valuation	Unobservable	Range of	Weighted Average
December 31, 2023	Technique	Inputs	Discount	Discount
Collateral Dependent Loans	Third-party appraisals and discounted cash flows	Collateral discounts and estimated costs to sell	6% - 10%	6%
Real Estate Owned	Third-party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	6% - 10%	6%

The following methods and assumptions were used by the Bank to estimate fair value of financial instruments.

Cash and Cash Equivalents – Fair value approximates carrying value.

Investment Securities Available-for-Sale – Fair value is obtained from an independent pricing service based on quoted market prices or quoted market prices of securities with similar characteristics, quoted prices of identical securities in less active markets, discounted cash flow techniques, or matrix pricing models.

Restricted Stock – Consists of stock held as required by the respective institutions for membership and are carried at cost. While a fixed stock amount is required, the Federal Home Loan Bank stock requirement increases or decreases with the level of borrowing activity.

Loans Receivable, Net – Fair value is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit rating and for the same remaining maturity. The fair value of loans is measured using an exit price notion.

Bank Owned Life Insurance – Fair value approximates carrying value.

Deposits – For NOW, savings and certain money market fund accounts, fair value is equal to the amount payable on demand or carrying value. For time deposits, fair value is estimated using a discounted cash flow method.

Federal Home Loan Bank Advances- Fair value approximates carrying value.

The carrying amount and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	Carrying	Fair Value Measurements
(in thousands)	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents	$37,916	$37,916	$—	$—
Investment Securities Available-for-Sale	92,987	—	92,987	—
Restricted Stock	910	—	—	910
Loans Receivable, Net	367,333	—	—	308,645
Bank Owned Life Insurance	10,685	10,685	—	—

Financial Liabilities
Deposits	391,476	—	—	351,041

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

	Carrying	Fair Value Measurements
December 31, 2023	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents	$19,306	$19,306	$—	$—
Investment Securities Available-for-Sale	67,901	—	67,901	—
Restricted Stock	881	—	—	881
Loans Receivable, Net	365,038	—	—	303,183
Bank Owned Life Insurance	10,332	—	—	10,332

Financial Liabilities
Deposits	390,003	—	—	327,412
Short-Term Federal Home Loan Bank Advances	4,000	—	4,000	—

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

Note 16.	Revenue Recognition

Revenue from contracts with customers in-scope of ASC 606 is recognized in non-interest income on the consolidated statements of operations. See Note 1 for revenue recognition policies. The following table presents the Company’s non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2024 and 2023:

(dollars in thousands)	2024	2023
Non-Interest Income
In-Scope of Topic 606
Deposit Service and Account Maintenance Fees	$53	$54
Insufficient Funds Fees	164	150
ATM and Check Card Fees	402	410

Non-Interest Income (In-Scope of Toріс 606)	619	614
Non-Interest Income (Out-of-Scope of Topic 606)	(608)	359
Total Non-Interest Income	$11	$973

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Note 17.	Condensed Parent Company Only Financial Information

Condensed financial statements of Fifth District Bancorp, Inc. (parent company only) are shown below. The parent company has no significant operating activities.

CONDENSED BALANCE SHEET

(dollars in thousands)	December 31, 2024
Assets
Cash and Cash Equivalents	$21,848
Investment in Subsidiary	103,866
Other Assets	263
Total Assets	$125,977

Liabilities and Stockholders' Equity
Due to Subsidiary	$202
Stockholders' Equity	125,775
Total Liabilities and Stockholders' Equity	$125,977

CONDENSED STATEMENT OF OPERATIONS

For the Year Ended
(dollars in thousands)	December 31, 2024

Equity in Undistributed Losses of Subsidiary	$(91)
Total Income	(91)
Operating Expenses	1,250
Total Expense	1,250

Loss Before Income Tax Benefit	(1,341)
Income Tax Benefit	(263)
Net Loss	$(1,078)

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

CONDENSED STATEMENT OF CASH FLOWS

For the Year Ended
(dollars in thousands)	December 31, 2024

Cash Flows from Operating Activities
Net Loss	$(1,078)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Equity in Undistributed Losses of Subsidiary	91
Increase in Other Assets	(263)
Increase in Other Liabilities	202

Net Cash Used in Operating Activities	(1,048)

Cash Flows from Investing Activities
Investment In Subsidiary	(25,851)

Net Cash Used in Investing Activities	(25,851)

Cash Flows from Financing Activities
Net Proceeds from Issuance of Common Stock	48,747

Net Cash Used in Financing Activities	48,747

Net Increase in Cash and Cash Equivalents	21,848

Cash and Cash Equivalents, Beginning of Year	—

Cash and Cash Equivalents, End of Year	$21,848

Note 18.	Subsequent Events

In accordance with the subsequent events topic of the FASB ASC 855, the Company evaluates events and transactions that occur after the consolidated balance sheets date for potential recognition in the consolidated financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the consolidated balance sheets date are recognized in the consolidated financial statements as of December 31, 2024 and 2023. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred through the date the consolidated financial statements were available to be issued. Management has concluded that there are no additional events, other than disclosed above, which require disclosure.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including its President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2024. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2024, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Internal Control Over Financial Reporting

We have identified material weaknesses in our internal control over financial reporting with respect to our allowance for credit losses that existed as of December 31, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements may not be prevented or detected on a timely basis. We concluded that our procedures were not effective as of December 31, 2023, and that we had, as of such date, identified the following material weaknesses in our internal control over financial reporting:

●	management did not maintain sufficient evidence of independent review or supporting documentation related to key methodologies, assumptions, and calculations, including support for the qualitative factors, utilized in the allowance for credit losses as of December 31, 2023; and
●	management did not maintain sufficient evidence of independent review or supporting documentation, including support for the qualitative factors, related to the January 1, 2023 adoption of Accounting Standard Update (ASU) 2016-13 Financial Instruments – Credit Losses.

These material weaknesses could result in misstatements of our allowance for credit losses and related disclosures that would result in a material misstatement of our financial statements that would not be prevented or detected.

We have assessed and improved our processes and control procedures around the allowance for credit losses to ensure they are operating at an acceptable level of assurance. The remedial measures we have taken to address these material weaknesses include calculating an allowance for credit losses on unfunded commitments; revising the peer group of institutions used to develop quantitative loss rates to include institutions whose loan portfolios better reflect the composition of our loan portfolio; obtaining updated independent appraisals for loans being evaluated for impairment; enhancing qualitative factors support to include data points tied to a specified timeframe, such as, for example, the unemployment rate, to consistently allocate basis point reserves for each reporting period; using qualitative factors to adjust the allowance for credit losses for economic conditions that impact us and documenting the adjustments in a narrative accompanying the allowance calculation; and assigning an independent individual to review the allowance calculation to assure its accuracy and completeness.

We believe these actions have remediated the control weaknesses as of December 31, 2024.

ITEM 9B.Other Information

During the three months ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement“ (as such term is defined in Item 408 of SEC Regulation S-K).

ITEM 9C.Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Fifth District Bancorp’s board of directors is comprised of seven members. Directors serve three-year staggered terms so that approximately one-third of the directors are elected at each annual meeting. The following sets forth certain information regarding the members of our board of directors, and executive officers who are not directors, including the terms of office of board members. Except as indicated herein, there are no arrangements or understandings between any director and any other person pursuant to which the director was selected. Age information is as of December 31, 2024, and term as a director includes service with Fifth District Savings Bank.

The business experience for the past five years of each of our directors is set forth below. With respect to directors, the biographies contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the board of directors to determine that the person should serve as a director.

Directors with Terms Ending in 2025

Nolan P. Lambert has been a practicing attorney in New Orleans for over 35 years. He is presently a partner with the law firm of Lambert & Lambert, a PLC. He has represented every department within city government through the New Orleans City Attorney’s Office and as Special Counsel for the Sewerage and Water Board of New Orleans. Mr. Lambert owns a real estate company in New Orleans, leasing professional office space in the downtown area, and during his career has sat on various philanthropic, charity and community boards. Because of his breadth of experience and extensive involvement in our community, Mr. Lambert brings to Fifth District’s board of directors a unique set of skills and knowledge which is a valued benefit to the board of directors. Age 63. Director since 2015.

Brian W. North serves as President and Chief Executive Officer of Fifth District Bancorp and Fifth District. Mr. North began his career with Fifth District in 1988, becoming President and Chief Executive Officer in 2016. From 2004 to 2016 he served as Senior Vice President of Lending and Compliance. He holds a Masters of Business Administration from the University of New Orleans and a Bachelor of Science in Construction Management from Louisiana State University. He served on the board of directors of the Louisiana Bankers Association (LBA) from 2017 to 2020 and is the LBA’s current Chair in 2025. He serves on the Community Depository Institutions Advisory Council of the Federal Reserve Bank of Atlanta. His volunteer service includes serving as chairman of the governing board of Ochsner Medical Center West Bank, serving on the board of directors of Legatus, New Orleans; serving on the board of directors of St. Mary’s Dominican High School; and serving as chairman of the board of directors of Jesuit High School. He is also a past member of the board of directors of the Catholic Foundation of the Archdiocese of New Orleans. His years of community banking experience and knowledge of Fifth District’s business and market area provides Fifth District’s board of directors with valuable insight into Fifth District’s business. Age 59. Director since 2002.

Linda A. Sins, now retired, most recently served as Research Professor of Engineering Management at University of New Orleans from 2007 to 2017. She holds a Masters of Business Administration degree from the University of New Orleans where she was a member of the honor society and graduated, with honors, from Loyola

University School of Law where she served as editor-in-chief of the law review. She also served as an Instructor of Accounting at University of New Orleans. She served as Senior Counsel in the Legal Department of Entergy Corporation, among other legal affiliations, during her legal career. She is active in local community and charitable organizations. Fluent in French, she serves with Les Causeries du Lundi in New Orleans, a scholarship and cultural exchange organization. She is an organizer and director of MetroMutts, Inc., an animal rescue and welfare organization, and serves as Treasurer of Lakeshore Property Association. She provides Fifth District’s board of directors with invaluable financial management and legal experience. Age 73. Director since 2005.

Directors with Terms Ending in 2026

Amie L. Lyons serves as Fifth District’s Senior Vice President of Administration and Operations. She began her career with Fifth District in 1996 as a teller and has served as an Assistant Branch Manager and as Branch Operations Officer. She served as Assistant Vice President of Operations and as Vice President of Administration and Operations and has served in her current capacity as Senior Vice President of Administration and Operations since 2019. In her current capacity, she manages Fifth District’s branch network, IRA Department, Human Resources Department, Information Technology Department and Electronic Banking Department. She is a graduate of the Graduate School of Banking, Louisiana State University and hold a Bachelor of Science in Business Management from University of Holy Cross. She participates in Banking on Leaders of Tomorrow, affiliated with the Federal Reserve Bank of Atlanta, and in the Leadership School of the Louisiana Bankers Association. Her years of community banking experience and knowledge of Fifth District’s business operations provides Fifth District’s board of directors with valuable insight to Fifth District’s business. Age 47. Director since 2022.

David C. Nolan, serves as Chairman of the Board of Fifth District Bancorp and has served as Chairman of the Board of Fifth District since 2016. Mr. Nolan retired from Fifth District in 2018, at which time he served as Senior Vice President of Administration. His employment with Fifth District began in 1974 and during his career his areas of responsibility included asset/liability management, employee benefits administration and regulatory compliance, among other areas. He maintained his Certified Financial Planner license for the majority of his employment tenure with Fifth District. He holds a Bachelor’s Degree in Business and Finance from the University of New Orleans. He has also served various local religious and non-profit organization by providing financial guidance. His institutional knowledge of Fifth District and its business provides Fifth District’s board of directors with valuable insight to Fifth District’s business. Age 73. Director since 1995.

Directors with Terms Ending in 2027

H. Greg Abry has been President and Chief Executive Officer of Abry Brothers, Inc since 2005. Founded in 1840, Abry Brothers, Inc. is tied for the oldest family run business in the City of New Orleans. Abry Brothers, Inc. is a seventh-generation business primarily focused on foundation repair and building elevation. In his role as President and Chief Executive Officer, his main responsibilities are operational oversite, strategic planning and financial management. Mr. Abry provides Fifth District’s board of directors with knowledge of construction and real estate matters in Fifth District’s market area, as well as management abilities. Age 60. Director since 2013.

Chris M. Rittiner, now retired, served in various management capacities in three regional family-owned businesses before their acquisition. His leadership and management skills, strong financial background and knowledge of our community and local economy makes him well-suited to serve as a director of Fifth District Bancorp and Fifth District. Age 69. Director since 2000.

Executive Officers Who are not Directors

Melissa C. Burns, CPA, CGMA, age 47, serves as Chief Financial Officer of Fifth District Bancorp and as Vice President and Chief Financial Officer of Fifth District. She has served as Fifth District’s Chief Financial Officer since 2020 and became Vice President in 2006. Before joining Fifth District, she served as the Controller of Sigma Coatings

USA and as a senior auditor for the former public accounting firm of Arthur Andersen, LLP. She serves as a member of Fifth District’s Asset/Liability Committee.

Dodie F. Gervais, age 54, has served as Fifth District’s Vice President of Lending since 2017. She started with Fifth District in 1987 and has held numerous positions throughout her 37-year career, including branch operations, branch management, human resources, administration, and lending. She serves as a member of Fifth District’s Asset/Liability Committee.

Brandi S. Roe, age 48, serves as Corporate Secretary of Fifth District Bancorp and has served as a Vice President of Fifth District since 2018 and as its Corporate Secretary since 2010. She started with Fifth District in 1997 and has held numerous positions throughout her career. In 2000, she was instrumental in launching Fifth District’s first website and online banking program. She assumed responsibility for Fifth District’s marketing programs in 2014. As a Certified Anti-Money Laundering and Fraud Professional, she serves as Fifth District’s Assistant Bank Secrecy Act Officer. She also serves as a member of Fifth District’s Asset/Liability Committee.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, certain officers and persons who own more than 10% of its common stock, to file with the Securities and Exchange Commission initial reports of ownership of the Company’s equity securities and to all subsequent reports when there are changes in such ownership. Based on a review of reports submitted to the Company, the Company believes that during the year ended December 31, 2024, all Section 16(a) filing requirements applicable to the Company’s officers, directors, and more than 10% owners were complied with on a timely basis.

Meetings and Committees of the Board of Directors of Fifth District Bancorp

We conduct business through meetings of our board of directors and its committees. The board of directors of Fifth District Bancorp has established standing committees, including a Compensation Committee, an Audit Committee and a Nominating/Corporate Governance Committee. Each of these committees operates under a written charter, which governs its composition, responsibilities and operations.

The table below sets forth the directors of each of the listed standing committees. Each member of each committee meets the Nasdaq and the Securities and Exchange Commission independence requirements for such committee. The board of directors has determined that Linda A. Sins, a certified public accountant (inactive), qualifies as an “audit committee financial expert” as such term is defined by the rules and regulations of the Securities and Exchange Commission.

Audit Committee	Compensation Committee	Nominating/Corporate Governance Committee
Nolan P. Lambert	David C. Nolan	David C. Nolan
Chris M. Rittiner	H. Greg Abry	Linda A. Sins
Linda A. Sins (Chair)	Nolan P. Lambert	H. Greg Abry
	Linda A. Sins	Chris M. Rittiner
	Chris M. Rittiner (Chair)	Nolan P. Lambert (Chair)

Corporate Governance Policies and Procedures, and Code of Ethics

Fifth District Bancorp adopted several policies to govern the activities of both Fifth District Bancorp and Fifth District including corporate governance policies and a code of business conduct and ethics. The corporate governance policies involve such matters as the following:

●	the composition, responsibilities and operation of our board of directors;

●	the establishment and operation of board committees, including audit, nominating/corporate governance and compensation committees; the charters for which are available on our website at www.fifthdistrict.com under “Investor Relations – Corporate Governance”;
●	convening executive sessions of independent directors; and
●	our board of directors’ interaction with management and third parties.

The code of business conduct and ethics, which applies to all employees and directors, addresses conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws, rules and regulations. In addition, the code of business conduct and ethics is designed to deter wrongdoing and to promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations. A copy of the Code of Ethics is available on the Company’s website at www.fifthdistrict.com under “Investor Relations – Corporate Governance.”

Insider Trading Policy and Procedures

The Company has adopted a Policy Regarding Insider Trading governing the purchase, sale and/or other dispositions of the Company’s securities by its directors, officers and employees and by the Company itself. A copy of the Policy Regarding Insider Trading is filed as an exhibit to this annual report.

ITEM 11. Executive Compensation

Summary Compensation Table

The following information is furnished for the years ended December 31, 2024 and 2023 for our principal executive officer and the two most highly compensated executive officers (other than the principal executive officer) whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2024. These individuals are sometimes referred to in this annual repost as the “named executive officers.”

				Non-equity
				Incentive Plan	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Compensation ($)	Compensation ($) (2)	Total ($)
Brian W. North	2024	$342,450	$—	$118,125	$81,845	$542,420
President and Chief Executive Officer	2023	307,500	46,125	36,000	89,377	479,002
Amie L. Lyons	2024	217,500	—	66,750	61,154	345,404
Senior Vice President of Administration and Operations	2023	185,000	27,750	19,800	59,660	292,210
Melissa C. Burns	2024	160,650	—	82,095	59,224	301,969
Vice President and Chief Financial Officer	2023	153,000	22,950	17,400	35,542	228,892
(1)	Represents a discretionary Christmas bonus.

(2)The compensation for 2024 disclosed in the “All Other Compensation” column consists of the following:

		Health and
		Welfare		401(k) Plan
	Automobile	Insurance	ESOP	Employer	Total All Other
Name	Allowance ($)	Premiums ($)	Allocation ($)	Contributions ($)	Compensation ($)
Brian W. North	7,200	9,021	21,069	44,555	81,845
Amie L. Lyons	3,600	4,984	17,413	35,157	61,154
Melissa C. Burns	3,600	11,653	15,005	28,966	59,224

Employment Agreements. Fifth District has entered into employment agreements with Mr. North and Mss. Lyons and Burns. The employment agreements became effective on July 31, 2024. The initial term of the employment agreement with Mr. North began as of the effective date and ends on the third anniversary of that date. The initial term of the employment agreements with Mss. Lyons and Burns began as of the effective date and ends on the second anniversary of that date. Commencing on the first anniversary of the effective date of each agreement and on each anniversary date thereafter, the term of the agreement will extend automatically for one additional year, so that the remaining term is again three years (in the case of Mr. North) or two years (in the case of Mss. Lyons and Burns), unless either Fifth District or the executive give notice to the other party of non-renewal. If either party provides the other with notice of non-renewal, the term will become fixed and will expire at the end of the current term. Notwithstanding the foregoing, in the event Fifth District Bancorp or Fifth District enters a transaction that would constitute a change in control, as defined under the employment agreements, the term of the agreements would automatically extend so that they would expire no less than three years (in the case of Mr. North) or two years (in the case of Mss. Lyons and Burns) following the effective date of the change in control.

The employment agreements specify the base salaries of Mr. North and Mss. Lyons and Burns, which are currently $342,450, $217,500 and $160,650, respectively. The Board of Directors or the Compensation Committee of the Board of Directors of Fifth District may increase, but not decrease, the executives’ base salaries. In addition to base salary, the agreements provide that each executive will participate in any bonus plan or arrangement of Fifth District in which senior management is eligible to participate and/or may receive a bonus on a discretionary basis, as determined by the Board of Directors or the Compensation Committee of the Board of Directors. Each executive is also entitled to participate in all employee benefit plans, arrangements and perquisites offered to employees and officers of Fifth District and the reimbursement of reasonable travel and other business expenses incurred in the performance of the executive’s duties for Fifth District.

Fifth District may terminate the executives’ employment with or without cause (as defined in the employment agreement), or the executives may resign from their employment, at any time with or without good reason (as defined in the employment agreement). Under each of the employment agreements, in the event Fifth District terminates the executive’s employment without cause or the executive voluntary resigns for good reason (i.e., a “qualifying termination event”), Fifth District will pay the executive a severance payment equal to the greater of (i) the remaining base salary plus the total annual bonus opportunity (based on the highest annual bonus earned during the three most recent calendar years before the executive’s date of termination) the executive would have received during the remaining term of the employment agreement, or (ii) two times the sum of the executive’s base salary plus the average annual incentive bonus paid to the executive for the three most recently completed calendar years before the date of termination. In addition, the executive will be reimbursed for their monthly COBRA premium payments for up to 18 months.

If a qualifying termination event occurs at or within two years following a change in control of Fifth District Bancorp or Fifth District, the executives would be entitled to a severance payment under the employment agreements (in lieu of the payments and benefits described in the previous paragraph) equal to three times (in the case of Mr. North) or two times (in the case of Mss. Lyons and Burns) the sum of (i) the executive’s base salary in effect as of the date of termination (or during the three preceding years, if higher), plus (ii) the average annual total incentive bonus earned by the executive for the three most recently completed calendar years before the change in control (or, if greater, the annual total incentive bonus that would have been earned in the year of the change in control at target bonus opportunity). In addition, the executives would receive a lump sum payment equal to the value of 18 months’ health care cost (based on COBRA premium payments).

The employment agreements terminate upon the executives’ death or disability. Upon termination of employment (other than a termination in connection with a change in control), the executives will be required to adhere to one-year non-solicitation restrictions set forth in the employment agreements.

The non-solicitation covenants also apply following a change in control for a period mutually to be agreed to by the parties, which will be no less than six months nor exceed two years. In the event payments and benefits provided to the executive become subject to Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), and after considering the value of the non-solicitation covenants, the payments will be reduced if the reduction would leave the executive financially better off on an after-tax basis than if the executive received the entire payment and was obligated to pay the excise tax under Section 4999 of the Code.

Executive Salary Continuation Agreements. Fifth District has entered into Executive Salary Continuation Agreements (“SCAs”) with each of the named executive officers. Under the SCAs, upon separation from service on or after attaining age 65 (other than for cause), Fifth District will pay an annual retirement benefit of $171,216 for Mr. North, $108,744 for Ms. Lyons and $80,316 for Ms. Burns, payable in equal monthly installments over fifteen years.

If the executive involuntarily separates from service before attaining age 65, other than for cause, Fifth District will pay the executive a benefit equal to the normal retirement benefit ($162,432 for Mr. North and $75,000 for each of Mss. Lyons and Burns) multiplied by a fraction, the numerator of which is the number of calendar months of participation under the SCA and the denominator of which is the total number of months between the executive’s initial participation in the SCA and the executive’s 65th birthday. The reduced annual benefit is payable in equal monthly installments over fifteen years.

If the executive voluntarily terminates employment before attaining age 65, other than due to disability or in connection with a change in control, or if the executive’s employment is involuntarily terminated for cause, the executive will not be entitled to any benefits under the SCA.

If the executive separates from service due to a disability before attaining age 65 or if the executive separates from service at any time following a change in control of Fifth District (as defined in the SCA), Fifth District will pay the executive the same benefits as if the executive separated from service after attaining age 65. The benefit payments under the SCA will commence within 30 days of the executive’s separation from service.

If the executive dies while employed by Fifth District and before the commencement of benefit payments under the SCA, Fifth District will pay the executive’s beneficiary the same benefits as if the executive separated from service after attaining age 65. Fifth District will pay the benefit in equal monthly installments over fifteen years, commencing within 30 days of the date of death.

If the executive dies while receiving benefits under the SCA, Fifth District will continue to pay the benefits in the same amount and at the same time they would have been paid to the executive had the executive survived until Fifth District had made all payments under the SCA.

Non-Equity Incentive Plan. Each year, the Board of Directors of Fifth District may award, at its discretion, an individual bonus to certain key senior officers who are responsible for the financial and operational success of Fifth District. By December 31 of each year, the President of Fifth District determines the size of the bonus pool for the next fiscal year and identifies the officers who are eligible for an individual bonus. The Board of Directors of Fifth District determines whether the President will be eligible for an individual bonus. The Board of Directors of Fifth District establishes performance criteria for the President not later than January 31. The President establishes performance criteria for the remaining eligible officers not later than January 31. At year end, each eligible officer’s performance is evaluated against the performance criteria. Awards, if earned, are paid in February for the prior year’s performance.

401(k) Plan. Fifth District maintains the Fifth District Savings Bank 401(k) Plan, a tax-qualified defined contribution plan for eligible employees (the “401(k) Plan”). The named executive officers are eligible to participate in the 401(k) Plan on the same terms as other eligible employees of Fifth District.

Under the 401(k) Plan, a participant may elect to defer, on a pre-tax basis, up to 100% of their eligible compensation. In addition to salary deferral contributions, Fifth District currently makes a 10% profit sharing contribution on a quarterly basis. A participant is immediately 100% vested in his or her salary deferral contributions and becomes vested in employer contributions at the rate of 20% per year after two years of service, so that the participant will be 100% vested after completing six years of service.

Employee Stock Ownership Plan. Fifth District has adopted an employee stock ownership plan for eligible employees. The named executive officers are eligible to participate in the employee stock ownership plan on the same terms as other eligible employees of Fifth District.

The trustee holds the shares purchased by the employee stock ownership plan in an unallocated suspense account, and shares will be released from the suspense account on a pro-rata basis as the trustee repays the loan. The trustee will allocate the shares released among participants’ accounts based on each participant’s proportional share of compensation relative to all participants. A participant will vest in his or her account balance based on his or her years of service with Fifth District, at the rate of 20% per year after two years of service, so that the participant will be 100% vested after completing six years of service.

Directors’ Compensation

The following table sets forth for the year ended December 31, 2024, certain information as to the total renumeration paid to our non-employee directors. The renumeration paid to each employee director is disclosed in the Summary Compensation Table appearing above.

	Fees Earned or Paid	All Other
Name	in Cash ($)	Compensation ($)		Total ($)
David C. Nolan, Chairman	37,260	31,200	(1)	68,460
H. Greg Abry	37,260	—		37,260
Nolan P. Lambert	37,260	—		37,260
Chris M. Rittiner	37,260	—		37,260
Linda A. Sins	37,260	—		37,260

(1)Represents consulting fees.

For the year ended December 31, 2024, each non-employee director of Fifth District Bancorp received a monthly fee of $3,105 and each employee director received a monthly fee of $0. Each director of Fifth District Bancorp also serves as a director of Fifth District. The directors receive director fees only in their capacity as directors of Fifth District.

Policies and Practices Related to the Grant of Certain Equity Awards

While the Company does not have formal policy or obligation that requires it to grant or award equity-based compensation on specific date, the Compensation Committee and the Board have a historical practice of not granting stock options to executive officers during closed quarterly trading windows as determined under the Company’s insider trading policy. Consequently, the Company has not granted, and does not expect to grant, any stock options to any named executive officers within four business days preceding the filing with the SEC of any report on Forms 10-K, 10-Q or 8-K that discloses material non-public information. The Compensation Committee and the Board do not take material non-public information into account when determining the timing of equity awards and do not time the disclosure of material non-public information in order to impact the value of executive compensation.

The Company did not grant any stock options to its executive officers, including the named executive officers, during the year ended December 31, 2024.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Ownership of Certain Beneficial Owners and Management

Persons and groups who beneficially own in excess of five percent of the Company’s common stock are required to file certain reports with the Securities and Exchange Commission (the “SEC”) regarding such ownership. The following table sets forth, as of March 21, 2025, the shares of common stock beneficially owned by the Company’s named executive officers and directors individually, by executive officers and directors as a group, and by each person or group known by us to beneficially own in excess of five percent of the Company’s outstanding common stock.

			Percent of Shares of Common
Name and Address of Beneficial Owner	Number of Shares Owned		Stock Outstanding (1)

Greater Than Five Percent Stockholders:

Fifth District Savings Bank Employee Stock Ownership Plan	444,758	(2)	8.00%
4000 General DeGaulle Drive
New Orleans, LA 70114

FJ Capital Management, LLC Financial Opportunity Fund LLC Martin Friedman 7901 Jones Branch Drive, Suite 210 McLean, VA 22102	368,805	(3)	6.63%

Directors: (4)

H. Greg Abry	30,000		0.54%
Nolan P. Lambert	35,000	(5)	0.63%
Amie L. Lyons, Senior Vice President of Administration and Operations	21,830	(6)	0.39%
David C. Nolan	10,000		0.18%
Brian W. North, President and Chief Executive Officer	51,669	(7)	0.93%
Chris M. Rittiner	50,000	(8)	0.90%
Linda A. Sins	25,150	(9)	0.45%

Executive Officers Who are not Directors: (4)

Melissa C. Burns, Vice President and Chief Financial Officer	26,189	(10)	0.47%
Dodie F. Gervais, Vice President of Lending	25,834	(11)	0.46%
Brandi S. Roe, Vice President and Corporate Secretary	25,563	(12)	0.46%
All directors and executive officers as a group (10 persons)	301,235		5.42%	%
*	Less than 1%.
(1)	Based on 5,559,473 shares outstanding at March 21, 2025.
(2)	Based on a Schedule 13G filed with the SEC on November 14, 2024.
(3)	Based on a Schedule 13G/A filed with the SEC on February 7, 2025.
(4)	The business address of each director and each executive officer is 4000 General DeGaulle Drive, New Orleans, Louisiana 70114.
(5)	Includes 3,600 shares held in an IRA, 14,000 shares held in Mr. Lambert’s spouse in her IRA and 6,000 shares held by Mr. Lambert’s spouse.
(6)	Includes 450 shares held as custodian for a child and 1,380 shares held in the ESOP.
(7)	Includes 35,000 shares held in the 401(k) plan, 15,000 shares held by Mr. North’s spouse and 1,669 shares held in the ESOP.
(8)	Includes 25,000 shares held by Mr. Rittiner’s spouse.

(9)	Includes 20,000 shares held in an IR, 5,000 shares held by Ms. Sin’s spouse in his IRA and 150 shares held by a corporation.
(10)	Includes 25,000 shares held in the 401(k) plan and 1,189 shares held in the ESOP.
(11)	Includes 25,000 shares held in the 401(k) plan and 834 shares held in the ESOP.
(12)	Includes 25,000 shres held in the 401(k) plan and 563 shares held in the ESOP.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2024, the Company did not have any compensation plans (other than Fifth District’s employee stock ownership plan) under which its equity securities are authorized for issuance.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Transactions With Certain Related Persons

Loans and Extensions of Credit. Federal law generally prohibits publicly traded companies from making loans and extensions of credit to their executive officers and directors, but it contains a specific exemption from such prohibition for loans made by federally-insured financial institutions, such as Fifth District, to their executive officers and directors in compliance with federal banking regulations. Federal regulations permit executive officers and directors to receive the same terms that are widely available to other employees as long as the director or executive officer is not given preferential treatment compared to the other participating employees. All loans made to our executive officers and directors that were outstanding at December 31, 2024, were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons unrelated to Fifth District, did not involve more than the normal risk of collectability or present other unfavorable features, were performing according to their original repayment terms at December 31, 2024, and were made in compliance with federal banking regulations.

Other Transactions. David C. Nolan and Fifth District have a consulting arrangement under which he provides consulting services to Fifth District in the areas of customer relations, bank operations and employee matters, among others. He received $37,260 and $31,200 in consulting fees for the years ended December 31, 2024 and 2023, respectively.

H. Greg Abry serves as an independent contractor for Fifth District performing inspections on new home constructions financed by Fifth District. For the years ended December 31, 2024 and 2023, he received $17,600 and $16,000, respectively, in inspection fees.

Nolan P. Lambert and his spouse are 50%-owners of a company that had leased office space to Fifth District for six months each year during hurricane season to serve as a disaster recovery resource. The leasing company received $9,600 in lease income from Fifth District for the year ended December 31, 2023. The leasing company did not receive any lease income from Fifth District for the year ended December 31, 2024. Fifth District has terminated this lease.

For each of the above arrangements, the amounts paid by Fifth District were in the ordinary course of business and on substantially the same terms and conditions as for unrelated third parties.

Director Independence

Fifth District Bancorp has adopted the standards for “independence” for purposes of board and committee service as set forth in the listing standards of the Nasdaq Stock Market. The Company’s board of directors has determined that each director of the Company is considered “independent” as defined in the listing standards of the Nasdaq Stock Market, except for Brian W. North and Amie L. Lyons who are not considered independent because they are employees of Fifth District Bancorp and Fifth District.

To our knowledge, there were no other transactions between us and any director or entity controlled by any director, which would interfere with the directors’ exercise of independent judgment in carrying out his responsibilities as a director.

ITEM 14.Principal Accountant Fees and Services

The fees billed to the Company and the Bank by Elliott Davis LLC for the years ended December 31, 2024 and 2023 are as follows:

	2024	2023
Audit fees (1)	$187,235	$256,223
Audit-related fees (2)	86,675	64,900
(1)

Consists of fees for professional services rendered for the audit of the consolidated financial statements included in the Annual Report on Form 10-K, for the review of consolidated financial statements included in the Quarterly Reports on Form 10-Q and for services normally provided by the independent registered public accountant in connection with statutory and regulatory filings or engagements

(2)

Consists of fees for services associated with Securities and Exchange Commission registration statements or other documents filed in connection with securities offerings, including comfort letters, consents, and assistance with review of documents filed with the Securities and Exchange Commission

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. This approval process ensures that the independent registered public accounting firm does not provide any non-audit service to us prohibited by law or regulation. During the year ended December 31, 2024, all audit-related fees, tax fees, and all other fees set forth in the table above were approved by the Audit Committee.

PART IV

ITEM 15.Exhibits and Financial Statement Schedules

3.1

Articles of Incorporation of Fifth District Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277776), as filed on March 8, 2024)

3.2

Bylaws of Fifth District Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277776), as filed on March 8, 2024)

4.1

Form of Common Stock Certificate of Fifth District Bancorp, Inc. (incorporated by reference to Exhibit 4 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277776), as filed on March 8, 2024)

4.2	Description of Registrant’s Securities (incorporated by reference to the Company’s Registration Statement on Form 8-A (Commission File No. 001-42198), as filed on July 31, 2024)

10.1

Employment Agreement between Fifth District Savings Bank and Brian W. North (incorporated by reference to Exhibit 10.1 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277776), as filed on March 8, 2024) †

10.2

Employment Agreement between Fifth District Savings Bank and Amie L. Lyons (incorporated by reference to Exhibit 10.2 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277776), as filed on March 8, 2024) †

10.3

Employment Agreement between Fifth District Savings Bank and Melissa C. Burns (incorporated by reference to Exhibit 10.3 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277776), as filed on March 8, 2024) †

10.4

Fifth Amended and Restated Executive Salary Continuation Agreement between Fifth District Savings Bank and Brian W. North (incorporated by reference to Exhibit 10.4 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277776), as filed on March 8, 2024) †

10.5

Second Amended and Restated Executive Salary Continuation Agreement between Fifth District Savings Bank and Amie L. Lyons (incorporated by reference to Exhibit 10.5 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277776), as filed on March 8, 2024) †

10.6

Second Amended and Restated Executive Salary Continuation Agreement between Fifth District Savings Bank and Melissa C. Burns (incorporated by reference to Exhibit 10.6 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277776), as filed on March 8, 2024) †

19	Policy Regarding Insider Trading

21	Subsidiaries of Registrant

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Fifth District Bancorp, Inc. Clawback Policy

101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

†	Denotes a management contract or compensation plan or arrangement.

ITEM 16.Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH DISTRICT BANCORP, INC.

Date: March 26, 2025	By:	/s/ Brian W. North
Brian W. North
President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Brian W. North	President, Chief Executive	March 26,2025
Brian W. North	Officer and a Director (Principal Executive Officer)

/s/ Melissa C. Burns	Chief Financial Officer and	March 26, 2025
Melissa C. Burns	Treasurer (Principal Financial and Accounting Officer)

/s/ H. Greg Abry	Director	March 26, 2025
H. Greg Abry

/s/ Nolan P. Lambert	Director	March 26, 2025
Nolan P. Lambert

/s/ Amie L. Lyons	Director	March 26, 2025
Amie L. Lyons

/s/ David C. Nolan	Director (Chairman of the Board)	March 26, 2025
David C. Nolan

/s/ Chris M. Rittiner	Director	March 26, 2025
Chris M. Rittiner

/s/ Linda A. Sins	Director	March 26, 2025
Linda A. Sins