Form 10-Q
period 2025-03-31
Fifth District Bancorp, Inc.
filed 2025-05-13
CIK 2012726

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

5,559,473 shares of the registrant’s common stock, par value $0.01 per share, were outstanding as of May 12, 2025.

Fifth District Bancorp, Inc.

Form 10-Q

i

Part I. – Financial Information

Item 1.Financial Statements

FIFTH DISTRICT BANCORP, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Assets
Cash and Due from Banks	$5,451	$5,850
Interest-Bearing Deposits at Other Financial Institutions	24,652	32,066
Total Cash and Cash Equivalents	30,103	37,916

Investment Securities Available-for-Sale, at Fair Value (amortized cost $103,260 and $101,712 respectively)	96,228	92,987
Restricted Stock	916	910
Loans Receivable, Net of Unearned Income	377,969	369,032
Allowance for Credit Losses	(1,699)	(1,699)
Loans Receivable, Net	376,270	367,333
Bank Owned Life Insurance	10,773	10,685
Premises and Equipment, Net	11,811	11,923
Accrued Interest Receivable	2,216	1,967
Real Estate Owned	42	42
Deferred Tax Asset, Net	2,092	2,447
Other Assets	618	1,097

Total Assets	$531,069	$527,307

Liabilities and Stockholders' Equity
Liabilities
Deposits
Interest-Bearing	$392,923	389,860
Noninterest-Bearing	1,462	1,616
Advances from Borrowers for Taxes, Insurance, and Repairs	4,266	5,280
Other Liabilities	5,157	4,776

Total Liabilities	403,808	401,532

Stockholders' Equity
Preferred Stock - $0.01 Par Value; 1,000,000 Shares Authorized, None issued and Outstanding at March 31, 2025 and December 31, 2024	—	—
Common Stock - $0.01 Par Value; 20,000,000 Shares Authorized: 5,559,473 Shares Issued and Outstanding at both March 31, 2025 and December 31, 2024	56	56
Additional Paid-In Capital	53,178	53,163
Unearned ESOP Stock	(4,171)	(4,226)
Retained Earnings	83,771	83,693
Accumulated Other Comprehensive Loss	(5,573)	(6,911)

Total Stockholders' Equity	127,261	125,775

Total Liabilities and Stockholders' Equity	$531,069	$527,307

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Operations (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Interest and Dividend Income
Loans, Including Fees	$4,015	$3,702
Investment Securities	901	396
Other Interest-Earning Assets	293	202

Total Interest and Dividend Income	5,209	4,300

Interest Expense
Deposits	2,272	2,247
Short-Term Federal Home Loan Bank Advances	—	5

Total Interest Expense	2,272	2,252

Net Interest Income	2,937	2,048

Recovery of Credit Losses on Loans	—	(100)

Net Interest Income After Recovery of Credit Losses	2,937	2,148

Non-Interest Income
Deposit Service Charges and Fees	51	54
ATM and Check Card Fees	96	97
Bank Owned Life Insurance	88	83
Loss on Investments Securities	—	(1,144)
Gain on Sale of Real Estate Owned	13	—
Other	14	13

Total Non-Interest Income (Loss)	262	(897)

Non-Interest Expense
Salaries and Employee Benefits	1,822	1,564
Occupancy and Equipment	479	429
Federal Deposit Insurance	53	50
Directors	73	72
Professional and Legal	60	38
Audit and Examination	85	63
Data Processing	318	294
Advertising	19	28
Other	191	146

Total Non-Interest Expense	3,100	2,684

Income (Loss) Before Income Taxes	99	(1,433)

Income Tax Expense (Benefit)	21	(301)

Net Income (Loss)	$78	$(1,132)

Earnings per Share - Basic and Diluted	$0.02	N/A

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Net Income (Loss)	$78	$(1,132)

Other Comprehensive Income
Unrealized Net Gain on Investment Securities Available-for-Sale Arising During the Period	1,692	1,526

Reclassification Adjustment for Net Losses Realized	—	(1,144)

Net Loss on Defined Benefit Pension Plan	1	—

Tax Effect	(355)	(81)

Total Other Comprehensive Income	1,338	301

Comprehensive Income (Loss)	$1,416	$(831)

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-In	ESOP	Retained	Comprehensive	Stockholders'
(in thousands)	Stock	Capital	Shares	Earnings	Loss	Equity
Balance at December 31, 2023	$—	$—	$—	$84,771	$(6,973)	$77,798

Net Loss	—	—	—	(1,132)	—	(1,132)

Other Comprehensive Income	—	—	—	—	301	301

Balance at March 31, 2024	$—	$—	$—	$83,639	$(6,672)	$76,967

Balance at December 31, 2024	56	53,163	(4,226)	83,693	(6,911)	125,775

Net Income	—	—	—	78	—	78

Other Comprehensive Income	—	—	—	—	1,338	1,338

Issuance of Common Stock	—	—	—	—	—	—

ESOP Shares Released for Allocation	—	15	55	—	—	70

Balance at March 31, 2025	$56	$53,178	$(4,171)	$83,771	$(5,573)	$127,261

Note:  The balances as of December 31, 2024 and 2023 were audited.

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Cash Flows from Operating Activities
Net Income (Loss)	$78	$(1,132)
Adjustments to Reconcile Net Income (Loss) to Net
Cash Provided by (Used in) Operating Activities
Recovery of Credit Losses	—	(100)
Gain on Sale of Real Estate Owned	(13)	—
Depreciation	170	165
Net Amortization (Accretion) of Deferred Loan Costs	(46)	7
Net Amortization on Investment Securities	49	68
Loss on Sale of Investment Securities	—	1,144
Federal Home Loan Bank Stock Dividend	(7)	(7)
Deferred Tax Expense	(262)	—
Increase in Cash Surrender Value on Bank Owned Life Insurance	(88)	(83)
ESOP Compensation Expense	70	—
Changes in Operating Assets and Liabilities
Accrued Interest Receivable	(249)	(165)
Other Assets	741	(957)
Other Liabilities	380	290

Net Cash Provided by (Used in) Operating Activities	823	(770)

Cash Flows from Investing Activities
Proceeds from Sale or Maturities of Investment Securities
Available-for-Sale	3,405	19,741
Purchases of Investment Securities Available-for-Sale	(4,999)	(6,445)
Increase in Loans Receivable, Net	(9,021)	(272)
Proceeds from Sale of Real Estate Owned	142	—
Purchases of Premises and Equipment	(58)	(344)

Net Cash Provided by (Used in) Investing Activities	(10,531)	12,680

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Cash Flows (Continued) (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash Flows from Financing Activities
Increase in Deposits, Net	2,909	10,383
Federal Home Loan Bank Advances	—	(4,000)
Advances by Borrowers for Taxes,		—
Insurance, and Repairs	(1,014)	(974)

Net Cash Provided by Financing Activities	1,895	5,409

Net Increase (Decrease) in Cash and Cash Equivalents	(7,813)	17,319

Cash and Cash Equivalents, Beginning of Year	37,916	19,306

Cash and Cash Equivalents, End of Year	$30,103	$36,625

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for Interest	$2,353	2,135
Cash Paid During the Period for Taxes	$—	—

Non-Cash Investing and Financing Activities
Real Estate Owned Acquired Through Foreclosure	$130	$—

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies (Unaudited)

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

The unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes for a complete presentation of financial condition, results of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows in conformity with U.S. GAAP.  In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the Company’s financial position.  The results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results which may be expected for the entire fiscal year.  These statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2024.

Principles of Consolidation

The consolidated financial statements as of and for the period ended March 31, 2025 include the amounts of Fifth District Bancorp and its wholly-owned subsidiary, Fifth District. All intercompany transactions and balances have been eliminated.

The financial statements for the period ended March 31, 2024 are those of the Bank only, as the conversion to stock form, including the formation of Fifth District Bancorp, was completed on July 31, 2024. References herein

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

to the “Company” for periods prior to the completion of the stock conversion should be deemed to refer to the “Bank”.

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

Cash and due from banks include bank deposit accounts aggregating approximately $20,887,000 and $27,315,000  in excess of the Federal Deposit Insurance Corporation limit of $250,000 per insured account on March 31, 2025 and December 31, 2024, respectively. The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

The Company may be required to maintain cash reserves with the Federal Reserve Bank. The requirement is dependent upon the Company’s cash on hand or noninterest-bearing balances. There was no reserve requirement as of March 31, 2025, and December 31, 2024.

Investment Securities

Debt securities classified as held-to-maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are carried at cost, adjusted for amortization of premium and accretion of discounts. Purchase premiums and discounts are recognized in interest income using the effective interest method over the terms of the securities, identified as the call date as to premiums and maturity date as to discounts. The Company held no held-to-maturity securities as of March 31, 2025 or December 31, 2024.

Debt securities classified as available-for-sale are those debt securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

for-sale would be based on various factors, including significant movement in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. These securities are carried at estimated fair value by a third-party pricing service with any unrealized gains or losses excluded from net income and reported in accumulated other comprehensive income (loss), which is reported as a separate component of stockholders’ equity, net of the related deferred tax effect.

Debt securities that are classified as trading are acquired and held principally for the purpose of selling in the near term. These securities are carried at estimated fair value by a third-party pricing service with any unrealized gains or losses included in net income and reported in non-interest income in the consolidated statements of operations. The Company held no trading securities as of March 31, 2025 or December 31, 2024.

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

Allowance for Credit Losses - Investment Securities Available-for-Sale

For available-for-sale securities, management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell or is required to sell the security, the security is written down to fair value, and the entire loss is recorded in earnings.

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

Changes in the allowance for credit loss are recorded as provision for (or recovery of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2025 and December 31, 2024, there was no allowance for credit loss related to the available-for-sale portfolio.

Accrued interest receivable on available-for-sale securities totaled approximately $407,000 and $348,000 at March 31, 2025 and December 31, 2024, respectively, and was excluded from the estimate of credit losses.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs.

Accrued interest receivable related to loans totaled approximately $1,809,000 and $1,619,000 at March 31, 2025, and December 31, 2024, respectively, and was reported in accrued interest receivable on the balance sheets. Interest income is accrued on the unpaid principal balance as earned using the interest method over the life of the loan. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment to the related loan’s yield using the effective interest method over the contractual life of the loan.

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

Expected credit losses are measured on a pooled basis when similar risk characteristics exist using the modified open pool method. The modified open pool method applies a loss rate to a given pool of loans over the estimated remaining life of the given pool, which is based on historical data. Loan losses are calculated using the modified open pool method due to the nature and limited complexity of the loan portfolio.

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

Commercial Loans

This category consists of loans primarily secured by office and industrial buildings, warehouses, retail shopping facilities and various special purpose properties, including hotel and restaurants.  The performance of these loans may be adversely affected by, among other factors, conditions specific to the relevant industry, the real estate market for the property type and geographic region where the property of the borrower is located.

This category consists of loans to finance the ground-up construction and/or improvement of commercial properties. The performance of these loans is generally dependent upon the successful completion of improvements and/or land development for the end user.  The successful completion of planned improvements and development may be adversely affected by changes in the estimated property value upon completion of construction, projected costs and other conditions leading to project delays.

This category consists of purchased business loans made to various practitioners and other professionals. These loans are often originally secured by blanket UCC-1 filings. When the loan is purchased, the Bank purchases 100% of the loan and remits 97% of the loan balance to the seller and the seller establishes a reserve deposit account with the Bank equal to 3% of the loan balance. If a loan becomes delinquent, the Bank withdraws payment from the reserve deposit account. If a loan becomes 90 days delinquent, the seller typically replaces the delinquent loan with a performing loan of equal or greater balance (although this is not a contractual obligation of the seller). The performance of these loans may be adversely affected by, among other factors, local and national market conditions, the interest rate environment and inflation.

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

Bank Owned Life Insurance

The Bank is the beneficiary of life insurance contracts purchased on the lives of certain officers of the Bank which are reported at their cash surrender value. At March 31, 2025 and December 31, 2024, life insurance contracts totaled approximately $10,773,000 and $10,685,000, respectively. Appreciation in the cash surrender value amounted to approximately $88,000 and $83,000 for the three months ended March 31, 2025 and 2024, respectively.  Appreciation in value of the insurance policies is included in bank owned life insurance within non-interest income in the consolidated statements of operations.

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

The ability of the Company to recover the carrying value of real estate is based upon future sales of the real estate owned. The ability to effect such recovery is subject to market conditions and other factors, many of which are beyond the Company’s control. Operating income of such properties, net of related expenses, and gains and losses on their disposition, are included in the consolidated statements of operations. The Company had $42,000 of real estate owned as of March 31, 2025 and December 31, 2024.

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The Company had no amount of interest and/or penalties recognized in the consolidated statements of operations for the three months ended March 31, 2025 and 2024, nor any amount of interest and/or penalties payable that were recognized in the consolidated balance sheets as of March 31, 2025 and December 31, 2024, in relation to its income tax returns. Any penalties or interest would be recognized in income tax expense.

The Company is no longer subject to U.S. federal examinations for years prior to 2021.

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

The Company had no dilutive or potentially dilutive securities during the period ended March 31, 2025. At and during the period ended March 31, 2024, the company did not have any common shares outstanding as its initial public offering of stock in connection with the Bank’s conversion from mutual to stock form of organization was completed on July 31, 2024.

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

except for annual fees which are recognized over the applicable period. The costs of related loyalty rewards programs are netted against interchange revenue as a direct cost of the revenue generating activity.

Non-Direct-Response Advertising

The Company expenses all advertising costs, except for direct-response advertising, as incurred. Advertising and promotional expenses totaled approximately $19,000 and $28,000 for the three months ended March 31, 2025 and 2024, respectively. If the Company incurs expenses for material direct-response advertising, it will be amortized over the estimated benefit period. Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits. For the three months ended March 31, 2025 and 2024, the Company did not incur any direct-response advertising costs.

Segment Reporting

The Company adopted Accounting Standards Update (ASU) 2023-07 “Segment Reporting (Topic 280) - Improvement to Reportable Segment Disclosures” on January 1, 2024. The Company has determined that all of its banking divisions and subsidiaries meet the aggregation criteria of ASC 280, Segment Reporting, as its current operating model is structured whereby banking divisions and subsidiaries serve a similar base of clients utilizing a company-wide offering of similar products and services managed through similar processes and platforms that are collectively reviewed by the Company’s Chief Executive Officer, who has been identified as the chief operating decision maker (CODM).

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

Recent Accounting Pronouncements – Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amended the Income Taxes topic in the ASC 742 to improve the transparency of income tax disclosures. The amendments are effective for annual periods beginning after December 15, 2024 and interim periods thereafter.  Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires the disaggregation of certain expenses in the notes to the consolidated financial statements, to provide enhanced transparency into the expense captions presented on the face of the consolidated statement of operations. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 31, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU may be applied either prospectively or retrospectively. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Note 2.	Investment Securities

The amortized cost and estimated fair values of investment securities available-for-sale at March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. Government Agencies	$1,000	$—	$—	$1,000
Mortgage-Backed Securities	94,205	287	(7,218)	87,274
Collateralized Mortgage Obligations	2,305	—	(101)	2,204
Corporate Bonds	5,750	—	—	5,750

Total	$103,260	$287	$(7,319)	$96,228

	December 31, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. Government Agencies	$1,000	$—	$(4)	$996
Mortgage-Backed Securities	94,003	90	(8,674)	85,419
Collateralized Mortgage Obligations	2,459	—	(137)	2,322
Corporate Bonds	4,250	—	—	4,250

Total	$101,712	$90	$(8,815)	$92,987

The following tables show the gross unrealized losses and estimated fair value of investment securities available-for-sale for which an allowance for credit losses has not been recorded by category and length of time that securities have been in a continuous unrealized loss position at March 31, 2025, and December 31, 2024:

	March 31, 2025
	Securities		Securities
	With Losses Under		With Losses Over
	12 Months		12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Government Agencies	$—	$—	$1,000	$—	$1,000	$—
Mortgage-Backed Securities	28,633	(153)	39,147	(7,065)	67,780	(7,218)
Collateralized Mortgage Obligations	884	(10)	1,320	(91)	2,204	(101)

Total	$29,517	$(163)	$41,467	$(7,156)	$70,984	$(7,319)

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

	December 31, 2024
	Securities		Securities
	With Losses Under		With Losses Over
	12 Months		12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Government Agencies	$—	$—	$996	$(4)	$996	$(4)
Mortgage-Backed Securities	38,128	(433)	39,103	(8,241)	77,231	(8,674)
Collateralized Mortgage Obligations	962	(10)	1,360	(127)	2,322	(137)

Total	$39,090	$(443)	$41,459	$(8,372)	$80,549	$(8,815)

At March 31, 2025, 76 of the Company’s available-for-sale securities had unrealized losses totaling 9.3% of the individual securities’ amortized cost basis and 7.1% of the Company’s total amortized cost basis of the investment securities portfolio. At March 31, 2025, 57 of these 76 securities had been in a continuous loss position for over 12 months. At December 31, 2024, 80 of the Company’s available-for-sale securities had unrealized losses totaling 9.9% of the individual securities’ amortized cost basis and 8.7% of the Company’s total amortized cost basis of the investment securities portfolio.  At December 31, 2024, 57 of the 80 securities had been in a continuous loss position over 12 months.  The unrealized losses of these securities are believed to be caused by interest rate increases and changing market conditions and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Management has determined that the declines in the fair value of these securities are not attributable to credit losses.

The Company’s securities in an unrealized loss position are issued by U.S. government agencies or U.S. government-sponsored enterprises.  These securities carry the implicit guarantee of the U.S. government and have a long history of zero credit loss. No allowance for credit losses was recorded for available-for-sale securities at March 31, 2025 or December 31, 2024.

The amortized cost and estimated fair value of securities classified as available-for-sale at March 31, 2025, by contractual maturity, are shown in the table below (in thousands). Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of the exercise of call options and potential paydowns. Accordingly actual maturities may differ from contractual maturities.

	Amortized	Fair
(in thousands)	Cost	Value
Available-for-Sale
Due in 1 Year or Less	$—	$—
Due after 1 Year through 5 Years	1,614	1,611
Due after 5 Years through 10 Years	10,555	10,049
Due after 10 Years	91,091	84,568

Total	$103,260	$96,228

There were no sales of available-for-sale securities during the three months ended March 31, 2025.  The Company sold $18,685,000 securities available-for-sale and recorded a loss of $1,144,000 during the three months ended March 31, 2024.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Note 3.	Restricted Stock

The following table shows the amount of restricted stock as of March 31, 2025, and December 31, 2024:

(in thousands)	2025	2024
Federal Home Loan Bank	$566	$560
First National Bankers Bank	350	350

Total	$916	$910

Note 4.	Loans Receivable and Allowance for Credit Losses

Loans receivable at March 31, 2025, and December 31, 2024 are summarized as follows:

(in thousands)	2025	2024
One-to-Four Family Mortgages	$336,313	$332,659
Home Equity Lines of Credit	8,476	7,952
Construction Loans	11,550	9,588
Consumer Loans	4,788	3,699
Commercial Loans	16,109	14,355

Total Loans Receivable	377,236	368,253

Allowance for Credit Losses	(1,699)	(1,699)
Net Deferred Loan Costs	733	779

Total Loans Receivable, Net	$376,270	$367,333

The following tables present an analysis of past-due loans as of March 31, 2025, and December 31, 2024:

	March 31, 2025
			Loans 90 Days or
	30-59 Days	60-89 Days	More Past Due and	Nonaccrual	Current	Total Loans
(in thousands)	Past Due	Past Due	Still Accruing	Loans	Loans	Receivable
One-to-Four Family Mortgages	$3,550	$—	$—	$758	$332,005	$336,313
Home Equity Lines of Credit	—	—	—	—	8,476	8,476
Construction Loans	—	—	—	—	11,550	11,550
Consumer Loans	7	—	—	—	4,781	4,788
Commercial Loans	—	33	—	—	16,076	16,109

Total	$3,557	$33	$—	$758	$372,888	$377,236

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

	December 31, 2024
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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The following table presents the Company’s recorded investment in loans by credit quality indicator by year of origination as of March 31, 2025:

	Term Loans by Year of Origination
(in thousands	2025	2024	2023	2022	2021	Prior	Revolving	Total
One-to-Four Family Mortgages
Pass	$5,389	$11,567	$23,180	$39,759	$54,970	$197,729	$—	$332,594
Special Mention	—	—	—	687	831	1,443	—	2,961
Substandard	—	—	—	—	401	357	—	758
Total One-to-Four Family Mortgages	$5,389	$11,567	$23,180	$40,446	$56,202	$199,529	$—	$336,313

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Home Equity Lines of Credit
Pass	$345	$455	$66	$88	$—	$520	$6,926	$8,400
Special Mention	—	—	—	—	—	—	76	76
Substandard	—	—	—	—	—	—	—	—
Total Home Equity Lines of Credit	$345	$455	$66	$88	$—	$520	$7,002	$8,476

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction Loans
Pass	$1,831	$8,753	$282	$61	$396	$227	$—	$11,550
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Construction Loans	$1,831	$8,753	$282	$61	$396	$227	$—	$11,550

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans
Pass	$1,348	$2,815	$231	$36	$34	$324	$—	$4,788
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Consumer Loans	$1,348	$2,815	$231	$36	$34	$324	$—	$4,788

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans
Pass	$2,553	$4,689	$5,714	$3,057	$—	$96	$—	$16,109
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Commercial Loans	$2,553	$4,689	$5,714	$3,057	$—	$96	$—	$16,109

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The following table presents the Company’s recorded investment in loans by credit quality indicator as of December 31, 2024:

	Term Loans by Year of Origination
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
One-to-Four Family Mortgages
Pass	$10,209	$22,131	$39,963	$55,912	$46,651	$152,989	$—	$327,855
Special Mention	—	—	778	836	357	1,877	—	3,848
Substandard	—	—	—	406	—	550	—	956
Total One-to-Four Family Mortgages	$10,209	$22,131	$40,741	$57,154	$47,008	$155,416	$—	$332,659

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Home Equity Lines of Credit
Pass	$378	$66	$82	$—	$—	$531	$6,819	$7,876
Special Mention	—	—	—	—	—	—	76	76
Substandard	—	—	—	—	—	—	—	—
Total Home Equity Lines of Credit	$378	$66	$82	$—	$—	$531	$6,895	$7,952

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$3	$3

Construction Loans
Pass	$7,385	$1,360	$62	$400	$113	$149	$—	$9,469
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	119	—	—	—	—	119
Total Construction Loans	$7,385	$1,360	$181	$400	$113	$149	$—	$9,588

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans
Pass	$3,002	$236	$55	$35	$71	$300	$—	$3,699
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Consumer Loans	$3,002	$236	$55	$35	$71	$300	$—	$3,699

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans
Pass	$5,119	$6,004	$3,133	$—	$—	$99	$—	$14,355
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Commercial Loans	$5,119	$6,004	$3,133	$—	$—	$99	$—	$14,355

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Nonaccrual Loans

The following table is a summary of the Company’s nonaccrual loans by major categories for the period indicated:

	March 31, 2025			December 31, 2024
	Nonaccrual	Nonaccrual		Nonaccrual	Nonaccrual	Total
	Loans	Loans		Loans	Loans
	with	with	Total	with	with
	No	an	Nonaccrual	No	an	Nonaccrual
(in thousands)	Allowance	Allowance	Loans	Allowance	Allowance	Loans
One-to-Four Family Mortgages	$758	$—	$758	$956	$—	$956
Home Equity Lines of Credit	—	—	—	—	—	—
Construction Loans	—	—	—	119	—	119
Consumer Loans	—	—	—	—	—	—
Commercial Loans	—	—	—	—	—	—

Total	$758	$—	$758	$1,075	$—	$1,075

Interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Payments received while on nonaccrual status are applied to the principal balance of nonaccrual loans. The Company does not recognize interest income while loans are on nonaccrual status.

The following table represents the accrued interest receivables written off by reversing interest income during the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
One-to-Four Family Mortgages	$10	$6
Home Equity Lines of Credit	—	—
Construction Loans	—	—
Consumer Loans	—	—
Commercial Loans	—	—

Total	$10	$6

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The following table presents an analysis of collateral-dependent loans of the Company as of March 31, 2025 and December 31, 2024:

March 31, 2025
	Residential		Business
(in thousands)	Properties	Land	Assets	Other	Total
One-to-Four Family Mortgages	$758	$—	$—	$—	$758
Home Equity Lines of Credit	—	—	—	—	—
Construction Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Commercial Loans	—	—	—	—	—

Total	$758	$—	$—	$—	$758

	December 31, 2024
	Residential		Business
(in thousands)	Properties	Land	Assets	Other	Total
One-to-Four Family Mortgages	$956	$—	$—	$—	$956
Home Equity Lines of Credit	—	—	—	—	—
Construction Loans	—	119	—	—	119
Consumer Loans	—	—	—	—	—
Commercial Loans	—	—	—	—	—

Total	$956	$119	$—	$—	$1,075

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Allowance for Credit Losses

The following table summarizes the activity related to the allowance for credit losses for the three months ended March 31, 2025 and 2024 (in thousands):

	One-to-Four	Home Equity
	Family	Loans / Lines	Construction	Consumer	Commercial
Three Months Ended March 31, 2025	Mortgages	of Credit	Loans	Loans	Loans	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$1,526	$45	$13	$28	$80	$7	$1,699
Recovery of Credit Loss	(85)	(2)	13	(1)	(37)	112	—
Loans Charged-Off	—	—	—	—	—	—	—
Recoveries Collected	—	—	—	—	—	—	—

Ending Balance	$1,441	$43	$26	$27	$43	$119	$1,699

Three Months Ended March 31, 2024
Allowance for Credit Losses
Beginning Balance	$2,554	$57	$32	$9	$126	$24	$2,802
Recovery of Credit Loss	(5)	—	2	(9)	(67)	(22)	(100)
Loans Charged-Off	—	(3)	—	—	—	—	(3)
Recoveries Collected	—	—	—	—	—	—	—

Ending Balance	$2,549	$54	$34	$—	$59	$2	$2,699

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

The Company had no loans with modifications to borrowers experiencing financial difficulty as of March 31, 2025, and December 31, 2024.

There were no modifications to borrower’s experiencing financial difficulty entered into during the three months ended March 31, 2025 and 2024 and no loans which had defaults during the three months ended March 31, 2025 and 2024 which have been modified due to the borrower experiencing financial difficulty.

Unfunded Commitments

For the three month periods ended March 31, 2025 and 2024, provision for credit losses on unfunded commitments totaled $-0-. At March 31, 2025 and December 31, 2024, the liability for credit losses on off-balance-sheet credit exposures included in other liabilities was $15,000.

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

An analysis of the related party activity during the three months ended March 31, 2025 and 2024 is as follows:

	March 31,
(in thousands)	2025	2024
Balance, Beginning of the Year	$511	$546
New Loans	—	—
Change in Related Parties, Net	—	—
Repayments, Net	(9)	(9)

Balance, End of Year	$502	$537

Related Party Other

The Company generally requires an inspection of the property before disbursement of funds during the term of the construction loan and inspections are typically performed by one of the Company’s directors. There is no revenue or expense recorded by the Company related to those services as the customer pays these fees through their closing costs.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of common equity Tier I capital, Tier I capital and total capital to risk-weighted assets and Tier I capital to average assets. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel Ill rules) became fully effective for the Company on January 1, 2019. Management believes, as of March 31, 2025 and December 31, 2024, that the Company meets all capital adequacy requirements to which it is subject.

As of March 31, 2025 and December 31, 2024, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total ratios as disclosed in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s prompt corrective action category.

The Bank’s actual capital amounts and ratios as of March 31, 2025 and December 31, 2024 are also presented in the table below (dollar amounts in thousands):

					Required to Be Well-
			Required for		Capitalized Under
			Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2025
Tier 1 Capital to Average Assets	$110,856	20.71%	$21,409	4.00%	$26,761	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	110,856	41.88	11,911	4.50	17,205	6.50
Tier 1 Capital to Risk-Weighted Assets	110,856	41.88	15,882	6.00	21,176	8.00
Total Capital to Risk-Weighted Assets	112,570	42.53	21,176	8.00	26,470	10.00

December 31, 2024
Tier 1 Capital to Average Assets	$110,777	20.78%	$21,322	4.00%	$26,653	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	110,777	43.24	11,529	4.50	16,654	6.50
Tier 1 Capital to Risk-Weighted Assets	110,777	43.24	15,373	6.00	20,497	8.00
Total Capital to Risk-Weighted Assets	112,491	43.91	20,497	8.00	25,621	10.00

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Note 6.	Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the Company’s consolidated balance sheets.

The contract amounts of those instruments reflect the extent of the involvement the Company has in particular classes of financial instruments. As of March 31, 2025 and December 31, 2024, the Bank had made various commitments to extend credit totaling approximately $25,908,000 and $34,607,000, respectively. Of these commitments, approximately $14,209,000 and $13,372,000 are at variable rates as of March 31, 2025 and December 31, 2024, respectively.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 are summarized below:

	March 31, 2025
				Total
	Fair Value Measurements			Estimated
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Investment Securities Available-for-Sale
U.S. Government Agencies	$—	$1,000	$—	$1,000
Mortgage-Backed Securities	—	87,274	—	87,274
Collateralized Mortgage Obligations	—	2,204	—	2,204
Corporate Bonds	—	5,750	—	5,750

Total	$—	$96,228	$—	$96,228

	December 31, 2024
				Total
	Fair Value Measurements			Estimated
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Investment Securities Available-for-Sale
U.S. Government Agencies	$—	$996	$—	$996
Mortgage-Backed Securities	—	85,419	—	85,419
Collateralized Mortgage Obligations		2,322	—	2,322
Corporate Bonds	—	4,250	—	4,250

Total	$—	$92,987	$—	$92,987

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at March 31, 2025 and December 31, 2024.

There were no transfers into, out of, purchases, or sales of Level 3 securities during the three months ended March 31, 2025 and 2024.

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

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

The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis at March 31, 2025 and December 31, 2024:

	March 31, 2025
				Total
	Fair Value Measurements			Estimated
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Collateral Dependent Loans	$—	$—	$758	$758
Real Estate Owned	—	—	42	42

Total	$—	$—	$800	$800

	December 31, 2024
				Total
	Fair Value Measurements			Estimated
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Collateral Dependent Loans	$—	$—	$1,075	$1,075
Real Estate Owned	—	—	42	42

Total	$—	$—	$1,117	$1,117

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The following tables show significant unobservable inputs used in the fair value measurement of Level 3 assets:

	Valuation	Unobservable	Range of	Weighted Average
March 31, 2025	Technique	Inputs	Discount	Discount
Collateral Dependent Loans	Third-party appraisals and discounted cash flows	Collateral discounts and estimated costs to sell	6% - 10%	6%
Real Estate Owned	Third-party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	6% - 10%	6%

	Valuation	Unobservable	Range of	Weighted Average
December 31, 2024	Technique	Inputs	Discount	Discount
Collateral Dependent Loans	Third-party appraisals and discounted cash flows	Collateral discounts and estimated costs to sell	6% - 10%	6%
Real Estate Owned	Third-party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	6% - 10%	6%

The following methods and assumptions were used by the Company to estimate fair value of financial instruments.

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	March 31, 2025
	Carrying	Fair Value Measurements
(in thousands)	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents	$30,103	$30,103	$—	$—
Investment Securities Available-for-Sale	96,228	—	96,228	—
Restricted Stock	916	—	—	916
Loans Receivable, Net	376,270	—	—	321,920
Bank Owned Life Insurance	10,773	—	10,773	—

Financial Liabilities
Deposits	394,385	—	—	352,879

	December 31, 2024
	Carrying	Fair Value Measurements
(in thousands)	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents	$37,916	$37,916	$—	$—
Investment Securities Available-for-Sale	92,987	—	92,987	—
Restricted Stock	910	—	—	910
Loans Receivable, Net	367,333	—	—	308,645
Bank Owned Life Insurance	10,685	—	10,685	—

Financial Liabilities
Deposits	391,476	—	—	351,041

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

Contributions to the ESOP totaled $112,000 during the three months ended March 31, 2025. Compensation expense is recognized over the service period based on the average fair value of the shares and totaled $70,000 for the three months ended March 31, 2025.  There were no contributions to the ESOP or compensation expense recognized during the three months ended March 31, 2024, as the Bank’s conversion from mutual to stock form of organization was completed on July 31, 2024.

Note 9:	Earnings per Share

Earnings (loss) per common share was computed based on the following:

	Three Months Ended
	March 31,
(In thousands, except per share data)	2025	2024
Numerator:
Net Income Available to Common Stockholders	$78	$—

Denominator:
Weighted Average Common Shares Outstanding	5,559	—
Weighted Average Unearned ESOP Shares	(420)	—
Weighted Average Shares	5,139	—

Income per Common Share - Basic and Diluted	$0.02	$—

At and during the period ended March 31, 2024, the company did not have any common shares outstanding as its initial public offering of stock in connection with the Bank’s conversion from mutual to stock form of organization was completed on July 31, 2024.

Note 10.	Subsequent Events

In accordance with the subsequent events topic of the FASB ASC 855, the Company evaluates events and transactions that occur after the consolidated balance sheets date for potential recognition in the consolidated financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the consolidated balance sheets date are recognized in the consolidated financial statements as of March 31, 2025 and December 31, 2024. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred through the date the consolidated financial statements were issued. Management has concluded that there are no additional events, other than disclosed above, which require disclosure.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis is intended to enhance your understanding of our financial condition and results of operations. The financial information in this section is derived from the accompanying consolidated financial statements. You should read the financial information in this section in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on March 26, 2025.

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

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this quarterly report.

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

Certain assets and liabilities are measured at fair value on a recurring basis, including securities and derivative instruments. Assets and liabilities carried at fair value inherently include subjectivity and may require the use of significant assumptions, adjustments and judgments including, among others, discount rates, rates of return on assets, cash flows, default rates, loss rates, terminal values and liquidation values. A significant change in assumptions may result in a significant change in fair value, which in turn, may result in a higher degree of financial statement volatility and could result in significant impact on our results of operations, financial condition or disclosures of fair value information.

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

Comparison of Financial Condition at March 31, 2025 and December 31, 2024

Total Assets. Total assets were $531.1 million at March 31, 2025, an increase of $3.8 million, or 0.7%, compared to $527.3 million at December 31, 2024. This increase is primarily due to $3.2 million increase in investment securities available-for-sale, an $8.9 million increase in loans receivable, net, offset by a $7.8 million decrease in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $7.8 million, or 20.6%, to $30.1 million at March 31, 2025 from $37.9 million at December 31, 2024.  This decrease is primarily due to the purchase of investments available for sale and the origination of commercial loans.

Investment Securities Available-for-Sale. Investment securities available-for-sale increased $3.2 million, or 3.4%, to $96.2 million at March 31, 2025 from $93.0 million at December 31, 2024. Securities purchased totaled $5.0 million during the three months ended March 31, 2025, and calls, maturities, and repayments totaled $3.4 million.

Loans Receivable, Net. Loans receivable, net, increased by $9.0 million, or 2.5%, to $376.3 million at March 31, 2025 from $367.3 million at December 31, 2024. During the three months ended March 31, 2025, loan originations were $17.8 million and loan repayments totaled $8.9 million.  During the three months ended March 31, 2025, commercial loans increased by $1.8 million, primarily from the origination of commercial real estate loans, and the purchase of Bankers Healthcare loans, 1-4 single family mortgages increased by $3.7 million, home equity loans increased by $524,000, consumer loans increased by $1.1 million, and construction loans increased by $2.0 million.

Deposits. Deposits increased by $2.9 million, or 0.7%, to $394.4 million at March 31, 2025, from $391.5 million at December 31, 2024.  Certificates of deposit increased $601,000, or .25%, to $239.4 million at March 31, 2025, from $238.8 million at December 31, 2024. The majority of the increase in certificates of deposit was driven by new customer activity and migration from lower yielding money markets accounts.  NOW accounts increased $1.8 million, or 3.2%, to $55.7 million at March 31, 2025, from $53.9 million at December 31, 2024. MMDA accounts decreased $1.4 million, or 6.2%, to $21.3 million at March 31, 2025, from $22.7 million at December 31, 2024.  Savings Accounts increased $2.0 million, or 2.6%, to $78.0 million at March 31, 2025, from $76.0 million at December 31, 2024.

Total Stockholders’ Equity. Total stockholders’ equity increased by $1.5 million, or 1.2%, to $127.3 million at March 31, 2025, from $125.8 million at December 31, 2024. The increase resulted primarily from the accumulated other comprehensive loss (as a result of market value adjustment of investment securities available-for-sale due to the rise in market interest rates during the period) declining $1.3 million and retained earnings increasing $78,000 due to the net income for the period ended March 31, 2025.

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

	For the Three Months Ended March 31,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (4)	Balance	Interest	Yield/Rate (4)

Interest-earning assets:
Cash and cash equivalents	$28,812	$286	4.03%	$20,625	$195	3.78%
Investment securities available-for-sale	94,601	901	3.86	66,288	396	2.39
Loans receivable, net	370,376	4,015	4.40	365,035	3,702	4.06
Restricted stock	910	7	3.12	881	7	3.18
Total interest-earning assets	494,699	5,209	4.27	452,829	4,300	3.80
Noninterest-earning assets	32,158			27,209
Total assets	$526,857			$480,038

Interest-bearing liabilities:
Savings accounts	$77,024	19	0.10%	$83,508	21	0.10%
NOW accounts	52,761	3	0.02	50,089	3	0.02
Money market accounts	21,684	27	0.50	25,679	33	0.51
Certificates of deposit	238,182	2,223	3.79	234,269	2,190	3.74
Total interest-bearing deposits	389,651	2,272	2.36	393,545	2,247	2.28
Federal Home Loan Bank advances	—	—	—	348	5	4.60
Total interest-bearing liabilities	389,651	2,272	2.36	393,893	2,252	2.29
Noninterest-bearing demand deposits	2,012			971
Other noninterest-bearing liabilities	8,898			8,371
Total liabilities	400,561			403,235
Total stockholders' equity	126,296			76,803
Total liabilities and stockholders' equity	526,857			480,038
Net interest income		$2,937			$2,048
Net interest rate spread (1)			1.91%			1.51%
Net interest-earning assets (2)	$105,048			$58,936
Net interest margin (3)			2.41%			1.81%
Average interest-earning assets to interest-bearing liabilities			126.96%			114.96%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Average yield/rate is an annualized amount.

Comparison of Operating Results for the Three Months Ended March 31, 2025 and 2024

General. Net income (loss) for the three months ended March 31, 2025, was $78,000, an increase of $1.2 million, or 106.9%, compared to ($1.1) million for the three months ended March 31, 2024. The net income was primarily from an increase in interest income of $909,000, an increase in non-interest income of $1.2 million, partially offset by a $416,000 increase in non-interest expense, and a $322,000 increase in provision for income taxes.

Interest and Dividend Income. Interest and dividend income increased by $909,000, or 21.0%, to $5.2 million for the three months ended March 31, 2025, compared to $4.3 million for the three months ended March 31, 2024. The increase is attributed to a $313,000, or 8.5%, increase in interest on loans, a $91,000, or 45.1%, increase in interest on other interest-earning assets and $505,000, or 127.5%, increase in interest on investment securities available-for-sale.

During the three months ended March 31, 2025, average loans receivable, net, increased by $5.3 million, or 1.5%, from the three months ended March 31, 2024. The average yield on loans increased to 4.40% for the three months ended March 31, 2025, from 4.06% for the three months ended March 31, 2024, due to the rising market rate environment.

The average balance of investment securities available-for-sale increased $28.3 million, or 42.7%, to $94.6 million for the three months ended March 31, 2025, from $66.3 million for the three months ended March 31, 2024. The average yield on available-for-sale investment securities increased to 3.86% for the three months ended March 31, 2025, from 2.39% for the three months ended March 31, 2024. The increase in the average yield on available-for-sale investment securities was primarily due to the rising market interest rate environment as well as reinvesting in higher yielding bonds

Interest income on cash and cash equivalents, comprised primarily of overnight deposits, increased by $91,000, or 46.7%, for the three months ended March 31, 2025, primarily due to an increase in the average yield to 4.03% for the three months ended March 31, 2025, from 3.78% for the three months ended March 31, 2024.  The increase in average yield was due to the rise in market interest rates.  The average balance of cash and cash equivalents increased by $8.2 million to $28.8 million from the three months ended March 31, 2025, from $20.6 million for the three months ended March 31, 2024.

Interest Expense. Total interest expense increased $20,000 or 0.9%, to $2.3 million for the three months ended March 31, 2025, from $2.3 million for the three months ended March 31, 2024. The increase was primarily due to the increase in the average cost of deposits to 2.36% for the three months ended March 31, 2025, from 2.29% for the three months ended March 31, 2024, reflecting the rising market interest rate environment. The average balance of interest-bearing deposits decreased by $3.9 million, or 1.0%, to $389.7 million for the three months ended March 31, 2025, from $393.5 million for the three months ended March 31, 2024.

Net Interest Income. Net interest income increased $889,000, or 43.4%, to $2.9 million for the three months ended March 31, 2025, compared to $2.0 million for the three months ended March 31, 2024. The increase reflects the increase in the interest rate spread to 1.91% for the three months ended March 31, 2025, from 1.51% for the three months ended March 31, 2024, while average net interest-earning assets increased $46.1 million period-to-period. The net interest margin increased to 2.41% for the three months ended March 31, 2025, from 1.81% for the three months ended March 31, 2024.  The average yield on interest-earning assets increased from 3.80% for the three months ended March 31, 2024, to 4.27% for the three months ended March 31, 2025. The average rate paid on interest-bearing liabilities increased from 2.28% for the three months ended March 31, 2024, to 2.36% for the three months ended March 31, 2025, primarily due to an increase in the average rate paid on certificates of deposit from 3.74% in 2024 to 3.79% in 2025. The increase in the average rate paid on certificates of deposit contributed to migration from lower yielding savings accounts and money market accounts, to higher yielding certificates of deposit. The average balance of certificates of deposit increased from $234.3 million as of March 31, 2024, to $238.2 million as March 31, 2025, while over the same period the average balance of savings accounts decreased from $83.5 million to $77.0 million, and the average balance of money market accounts decreased from $25.7 million to $21.7 million.

Provision (Recovery) for Credit Losses. The recovery of credit losses on loans decreased $100,000 to $0 for the three months ended March 31, 2025, compared to $100,000 for the three months ended March 31, 2024.   The allowance for credit losses on loans represented 0.45% of total loans at March 31, 2025 and 0.46% of total loans at March 31, 2024. The recovery of credit losses is based on our evaluation of the adequacy of the allowance for credit losses throughout the reporting period.

Total non-performing loans were $758,000 at March 31, 2025, compared to $753,000 at March 31, 2024. We had $145,000 of loans over 90 days delinquent at March 31, 2025, compared to $753,000 at March 31, 2024.  Classified loans totaled $758,000 at March 31, 2025, compared to $212,000 at March 31, 2024. As a percentage of nonperforming loans, the allowance for credit losses on loans was 224.1% at March 31, 2025, and 225.6% at March 31, 2024.

Noninterest Income (loss). Noninterest income (loss) totaled $262,000 for the three months ended March 31, 2025, an increase of $1.2 million, or 129.2%, from ($897,000) for the three months ended March 31, 2024. A $1.1 million realized loss on the sale of investment securities available-for-sale was recorded during the three months ended March 31, 2024, compared to no such realized losses recorded during the three months ended March 31, 2025.

Noninterest Expense. Noninterest expense increased $416,000, or 15.5%, to $3.1 million for the three months ended March 31, 2025, compared to $2.7 million for the three months ended March 31, 2024. The increase was primarily due to an increase in salaries and employee benefits of $258,000, or 16.5%, an increase in occupancy and equipment expense of $50,000, or 11.7%, an increase in professional and legal fees of $22,000, or 57.9%, an increase in data processing expense of $24,000, or 8.2%, an increase in audit and examination fees of $22,000, or 34.9%, and an increase in other expenses of $45,000, or 30.8%, partially offset by a $9,000, or 32.1%, decrease advertising.

Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes increased by $322,000, or 107.0%, to $21,000 for the three months ended March 31, 2025, compared to ($301,000) for the three months ended March 31, 2024. The increase was due to a $1.5 million, or 106.9%, increase in pretax income. The effective tax rate was 21% for both periods.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Dallas and from two correspondent banks and, until March 11, 2024, had the ability to obtain advances under the Federal Reserve Board’s Bank Term Funding Program. Under the terms of the Bank Term Funding Program, advances cannot be obtained after March 11, 2024. At March 31, 2025, we had no outstanding advances from the Federal Home Loan Bank of Dallas. At March 31, 2025, we had no outstanding balances under the correspondent bank credit facilities and no outstanding balance under the Bank Term Funding Program.

Time deposits that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 at March 31, 2025 and December 31, 2024 were $45.3 million and $48.3 million, respectively.

Based on collateral pledged, consisting of all shares of FHLB stock owned and the blanket pledge of approximately $234.2 million of its qualifying mortgage loans as of March 31, 2025, the Bank was eligible to borrow up to an additional $184.5 million as of March 31, 2025.

The Bank has an unsecured federal funds line of credit with FNBB that expires on June 30, 2025.  The Bank is eligible to borrow up to $27.2 million.  There was no amount outstanding on this line of credit as of March 31, 2025 and December 31, 2024.

The Bank is eligible to borrow from TIB’s Federal Funds Purchase Line Program, which provides overnight liquidity through pledge of certain qualifying securities.  The Bank is eligible to borrow up to $15.0 million and repayment is due the next day.  There was no amount outstanding on this line of credit as of March 31, 2025 and December 31, 2024.

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

Fifth District Bancorp, Inc. is a separate legal entity from Fifth District Savings Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations. Its primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At March 31, 2025, the Company (on an unconsolidated basis) had liquid assets of $21.8 million.

We believe we maintain a strong liquidity position, and are committed to maintaining it. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2025, the Bank was categorized as well-capitalized under applicable bank regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change its category.

Off-Balance Sheet Arrangements

At March 31, 2025, we had $24.6 million of outstanding commitments to originate loans, which primarily consists of $9.9 million of remaining funds to be disbursed on construction loans in process and $14.2 million of unused balances of home equity lines of credit. At March 31, 2025, certificates of deposit that are scheduled to mature on or before March 31, 2026 totaled $215.2 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may raise interest rates on deposits to attract new accounts or utilize Federal Home Loan Bank of Dallas advances, which may result in higher levels of interest expense.

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

The following table sets forth, as of March 31, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. All estimated changes presented in the table are within the policy limits established by the board of directors.

At March 31, 2025
				EVE as a Percentage of Present Value
				of Assets (3)
		Estimated Increase (Decrease) in			Increase
		EVE			(Decrease)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)

400	$56,785	$(55,030)	(49.22)%	14.40%	(911)
300	67,986	(43,830)	(39.20)%	16.53%	(698)
200	81,087	(30,728)	(27.48)%	18.83%	(468)
100	95,505	(16,311)	(14.59)%	21.14%	(237)
Level	111,815	—	—%	23.51%	—
(100)	124,396	12,581	11.25%	24.90%	139
(200)	133,446	21,630	19.34%	25.57%	206
(300)	139,858	28,043	25.08%	25.72%	221
(400)	144,080	32,265	28.86%	25.47%	196
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at March 31, 2025, we would have experienced a 27.48% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 19.34% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

Change in Net Interest Income. The following table sets forth, as of March 31, 2025, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. All estimated changes presented in the table are within the policy limits established by the board of directors.

At March 31, 2025
Change in Interest Rates	Net Interest Income Year 1
(basis points) (1)	Forecast	Year 1 Change from Level
	(Dollars in thousands)

400	$8,679	(31.93)%
300	9,727	(23.71)
200	10,749	(15.70)
100	11,746	(7.88)
Level	12,751	—
(100)	13,076	2.55
(200)	13,325	4.50
(300)	13,495	5.83
(400)	13,665	7.17
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that as of March 31 2025, we would have experienced a 15.70% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 4.50% increase in net interest income in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

During the quarter ended March 31, 2025, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

The Company did not repurchase any shares of its common stock during the quarter ended March  31, 2025.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement“ (as such term is defined in Item 408 of SEC Regulation S-K).

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

101

The following materials for the quarter ended March 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

FIFTH DISTRICT BANCORP, INC.

Date: May 13, 2025	/s/ Brian W. North
Brian W. North
President and Chief Executive Officer (Duly Authorized Representative and Principal Executive Officer)

Date: May 13, 2025	/s/ Melissa C. Burns
Melissa C. Burns
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer