Form 10-Q
period 2025-09-30
Fifth District Bancorp, Inc.
filed 2025-11-10
CIK 2012726

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

5,522,750 shares of the registrant’s common stock, par value $0.01 per share, were outstanding as of November 12, 2025.

Fifth District Bancorp, Inc.

Form 10-Q

i

Part I. – Financial Information

Item 1.Financial Statements

FIFTH DISTRICT BANCORP, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Assets
Cash and Due from Banks	$6,030	$5,850
Interest-Bearing Deposits at Other Financial Institutions	28,350	32,066
Total Cash and Cash Equivalents	34,380	37,916

Investment Securities Available-for-Sale, at Fair Value (amortized cost $106,166 and $101,712 respectively)	100,689	92,987
Restricted Stock	929	910
Loans Receivable, Net of Unearned Income	380,989	369,032
Allowance for Credit Losses	(1,699)	(1,699)
Loans Receivable, Net	379,290	367,333
Bank Owned Life Insurance	7,631	10,685
Premises and Equipment, Net	11,720	11,923
Accrued Interest Receivable	2,338	1,967
Real Estate Owned	42	42
Deferred Tax Asset, Net	1,843	2,447
Other Assets	638	1,097

Total Assets	$539,500	$527,307

Liabilities and Stockholders' Equity
Liabilities
Deposits
Interest-Bearing	$394,813	389,860
Noninterest-Bearing	1,361	1,616
Advances from Borrowers for Taxes, Insurance, and Repairs	6,161	5,280
Other Liabilities	5,867	4,776

Total Liabilities	408,202	401,532

Stockholders' Equity
Preferred Stock - $0.01 Par Value; 1,000,000 Shares Authorized, None Issued and Outstanding at September 30, 2025 and December 31, 2024	—	—
Common Stock - $0.01 Par Value; 20,000,000 Shares Authorized: 5,522,750 and 5,559,473 Shares Issued and Outstanding at September 30, 2025 and December 31, 2024	55	56
Additional Paid-In Capital	52,842	53,163
Unearned ESOP Stock	(4,059)	(4,226)
Retained Earnings	87,097	83,693
Accumulated Other Comprehensive Loss	(4,637)	(6,911)

Total Stockholders' Equity	131,298	125,775

Total Liabilities and Stockholders' Equity	$539,500	$527,307

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Operations (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest and Dividend Income
Loans, Including Fees	$4,304	$3,863	$12,523	$11,375
Investment Securities	1,106	772	3,025	1,675
Other Interest-Earning Assets	283	558	833	1,085

Total Interest and Dividend Income	5,693	5,193	16,381	14,135

Interest Expense
Deposits	2,348	2,310	6,952	6,924
Short-Term Federal Home Loan Bank Advances	—	—	—	4

Total Interest Expense	2,348	2,310	6,952	6,928

Net Interest Income	3,345	2,883	9,429	7,207

Recovery of Credit Losses on Loans	—	—	—	(1,100)
Recovery of Credit Losses on Unfunded Commitments	—	(110)	—	(110)

Total Recovery of Credit Losses	—	(110)	—	(1,210)

Net Interest Income After Recovery of Credit Losses	3,345	2,993	9,429	8,417

Non-Interest Income
Deposit Service Charges and Fees	54	59	157	164
ATM and Check Card Fees	96	100	292	298
Bank Owned Life Insurance	70	91	246	271
Loss on Investments Securities	—	—	—	(1,144)
Gain on Sale of Premises and Equipment	—	—	—	141
Gain on Sale of Real Estate Owned	—	—	14	—
Gain on Insurance Proceeds	—	—	3,469	—
Other	8	2	31	39

Total Non-Interest Income (Loss)	228	252	4,209	(231)

Non-Interest Expense
Salaries and Employee Benefits	1,783	1,774	6,141	4,945
Occupancy and Equipment	463	460	1,417	1,355
Federal Deposit Insurance	55	52	161	153
Directors	64	73	200	218
Professional and Legal	114	55	250	131
Audit and Examination	84	103	253	230
Data Processing	327	284	965	891
Advertising	26	30	70	107
Charitable Contributions	8	1,263	23	1,288
Real Estate Owned	—	—	—	—
Other	215	149	590	434

Total Non-Interest Expense	3,139	4,243	10,070	9,752

Income (Loss) Before Income Taxes	434	(998)	3,568	(1,566)

Income Tax Expense (Benefit)	91	(210)	21	(329)

Net Income (Loss)	$343	$(788)	$3,547	$(1,237)

Income (Loss) per Share - Basic and Diluted	$0.07	$(0.15)	$0.69	$(0.24)

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net Income (Loss)	$343	$(788)	$3,547	$(1,237)

Other Comprehensive Income
Unrealized Net Gains on Investment Securities Available-for-Sale Arising During the Period	906	2,302	3,247	4,308

Reclassification Adjustment for Net Losses Realized	—	—	—	(1,144)

Net Loss on Defined Benefit Pension Plan	(281)	(42)	(368)	(42)

Tax Effect	(132)	(475)	(605)	(656)

Total Other Comprehensive Income	493	1,785	2,274	2,466

Comprehensive Income	$836	$997	$5,821	$1,229

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-In	ESOP	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Earnings	Loss	Equity
Balance at December 31, 2023	$—	$—	$—	$84,771	$(6,973)	$77,798

Net Loss	—	—	—	(1,237)	—	(1,237)

Other Comprehensive Income	—	—	—	—	2,466	2,466

Issuance of Common Stock, Net of Offering Expense	56	53,139	(4,448)	—	—	48,747

ESOP Shares Released for Allocation	—	4	111	—	—	115

Balance at September 30, 2024	$56	$53,143	$(4,337)	$83,534	$(4,507)	$127,889

Balance at December 31, 2024	$56	$53,163	$(4,226)	$83,693	$(6,911)	$125,775

Net Income	—	—	—	3,547	—	3,547

Other Comprehensive Income	—	—	—	—	2,274	2,274

Repurchase of Common Stock (36,723 shares)	(1)	(367)	—	(143)	—	(511)

ESOP Shares Released for Allocation	—	46	167	—	—	213

Balance at September 30, 2025	$55	$52,842	$(4,059)	$87,097	$(4,637)	$131,298

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-In	ESOP	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Earnings	Loss	Equity
Balance at June 30, 2024	$—	$—	$—	$84,322	$(6,292)	$78,030

Net Loss	—	—	—	(788)	—	(788)

Other Comprehensive Income	—	—	—	—	1,785	1,785

Issuance of Common Stock, Net of Offering Expense	56	53,139	(4,448)	—	—	48,747

ESOP Shares Released for Allocation	—	4	111	—	—	115

Balance at September 30, 2024	$56	$53,143	$(4,337)	$83,534	$(4,507)	$127,889

Balance at June 30, 2025	$56	$53,190	$(4,115)	$86,897	$(5,130)	$130,898

Net Income	—	—	—	343	—	343

Other Comprehensive Income	—	—	—	—	493	493

Repurchase of Common Stock (36,723 shares)	(1)	(367)	—	(143)	—	(511)

ESOP Shares Released for Allocation	—	19	56	—	—	75

Balance at September 30, 2025	$55	$52,842	$(4,059)	$87,097	$(4,637)	$131,298

Note:  The balances as of December 31, 2024 and 2023 were audited.

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
(in thousands)	2025	2024
Cash Flows from Operating Activities
Net Income (Loss)	$3,547	$(1,237)
Adjustments to Reconcile Net Income (Loss) to Net
Cash Provided by (Used in) Operating Activities
Recovery of Credit Losses	—	(1,210)
Gain on Insurance Proceeds	(3,469)	—
Gain on Sale of Premises and Equipment	—	(141)
Gain on Sale of Real Estate Owned	(14)	—
Depreciation	505	523
Net Amortization (Accretion) of Deferred Loan Costs	(59)	1
Net Amortization on Investment Securities	101	228
Loss on Sale of Investment Securities	—	1,144
Federal Home Loan Bank Stock Dividend	(19)	(21)
Deferred Tax Expense	(262)	—
Increase in Cash Surrender Value on Bank Owned Life Insurance	(246)	(271)
ESOP Compensation Expense	213	115
Changes in Operating Assets and Liabilities
Accrued Interest Receivable	(371)	(393)
Other Assets	721	(57)
Other Liabilities	723	898

Net Cash Provided by (Used in) Operating Activities	1,370	(421)

Cash Flows from Investing Activities
Proceeds from Sale or Maturities of Investment Securities
Available-for-Sale	10,875	24,043
Purchases of Investment Securities Available-for-Sale	(15,432)	(48,154)
Increase in Loans Receivable, Net	(12,028)	(1,562)
Bank Owned Life Insurance Proceeds	6,769	—
Proceeds from Sale of Real Estate Owned	144	510
Purchases of Premises and Equipment	(302)	(484)

Net Cash Used in Investing Activities	(9,974)	(25,647)

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Cash Flows (Continued) (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash Flows from Financing Activities
Increase in Deposits, Net	4,698	(5,880)
Federal Home Loan Bank Advances	—	(4,000)
Advances by Borrowers for Taxes,
Insurance, and Repairs	881	1,983
Repurchase of Common Stock	(511)	48,747

Net Cash Provided by Financing Activities	5,068	40,850

Net Increase (Decrease) in Cash and Cash Equivalents	(3,536)	14,782

Cash and Cash Equivalents, Beginning of Year	37,916	19,306

Cash and Cash Equivalents, End of Year	$34,380	$34,088

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for Interest	$6,968	6,725
Cash Paid During the Period for Taxes	$—	—

Non-Cash Investing and Financing Activities
Real Estate Owned Acquired Through Foreclosure	$130	$—

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies (Unaudited)

Description of Business

Fifth District Bancorp, Inc. (“Fifth District Bancorp” or the “Company”), a Maryland corporation, was incorporated on February 15, 2024, to serve as the bank holding company for Fifth District Savings Bank (“Fifth District” or the “Bank”) in connection with the Bank’s conversion from the mutual to stock form of organization (the “Conversion”). The Conversion was completed on July 31, 2024.  In connection with the Conversion, Fifth District Bancorp acquired 100% ownership of Fifth District and the Company offered and sold 5,459,473 shares of its common stock at $10.00 per share, for gross offering proceeds of $54,594,730. The cost of the Conversion and issuance of common stock was approximately $2,400,000, which was deducted from the gross offering proceeds.  Additionally, the Company contributed 100,000 shares to a newly formed charitable foundation.  The Bank’s employee stock ownership plan (the “ESOP”) purchased 444,758 shares of the common stock sold by the Company, which was equal to 8% of the 5,559,473 shares of common stock issued by the Company.  The ESOP purchased the shares using a loan from the Company.  The Company contributed approximately $26,097,000 of the net proceeds from the offering to the Bank, loaned $4,447,580 of the net proceeds to the ESOP and retained approximately $21,400,000 of the net proceeds.

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

The unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and SEC Regulation S-X and do not include information or footnotes for a complete presentation of financial condition, results of operations, comprehensive income, changes in stockholders’ equity and cash flows in conformity with U.S. GAAP.  In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the Company’s financial position.  All such adjustments are of a normal, recurring nature, and they are the only adjustments included in the accompanying unaudited consolidated financial statements.  The results of operations for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results which may be expected for the entire fiscal year.  These statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2024.

Principles of Consolidation

The consolidated financial statements as of and for the period ended September 30, 2025 include the accounts of Fifth District Bancorp and its wholly-owned subsidiary, Fifth District. All intercompany transactions and balances have been eliminated.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

References herein to the “Company” for periods prior to the completion of the stock conversion should be deemed to refer to the “Bank.”

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

Cash and due from banks include bank deposit accounts aggregating approximately $24,093,000 and $27,315,000  in excess of the Federal Deposit Insurance Corporation limit of $250,000 per insured account on September 30, 2025 and December 31, 2024, respectively. The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

The Company may be required to maintain cash reserves with the Federal Reserve Bank. The requirement is dependent upon the Company’s cash on hand or noninterest-bearing balances. There was no reserve requirement as of September 30, 2025, and December 31, 2024.

Investment Securities

Debt securities classified as held-to-maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are carried at cost, adjusted for amortization of premium and accretion of discounts. Purchase premiums and discounts are recognized in interest income using the effective interest method over the terms of the securities, identified as the call date as to premiums and maturity date as to discounts. The Company held no held-to-maturity securities as of September 30, 2025 or December 31, 2024.

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

Debt securities that are classified as trading are acquired and held principally for the purpose of selling in the near term. These securities are carried at estimated fair value by a third-party pricing service with any unrealized gains or losses included in net income and reported in non-interest income in the consolidated statements of operations. The Company held no trading securities as of September 30, 2025 or December 31, 2024.

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

Changes in the allowance for credit loss are recorded as provision for (or recovery of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2025 and December 31, 2024, there was no allowance for credit loss related to the available-for-sale portfolio.

Accrued interest receivable on available-for-sale securities totaled approximately $546,000 and $348,000 at September 30, 2025 and December 31, 2024, respectively, and was excluded from the estimate of credit losses.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs.

Accrued interest receivable related to loans totaled approximately $1,792,000 and $1,619,000 at September 30, 2025, and December 31, 2024, respectively, and was reported in accrued interest receivable on the balance sheets. Interest income is accrued on the unpaid principal balance as earned using the interest method over the life of the loan. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment to the related loan’s yield using the effective interest method over the contractual life of the loan.

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

Construction and Land

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

Commercial Real Estate

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

Commercial and Industrial

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

Bank Owned Life Insurance

The Company is the beneficiary of life insurance contracts purchased on the lives of certain officers of the Company which are reported at their cash surrender value. At September 30, 2025 and December 31, 2024, life insurance contracts totaled approximately $7,631,000 and $10,685,000, respectively. Appreciation in the cash surrender value amounted to approximately $70,000 and $91,000 for the three months ended September 30, 2025 and 2024, respectively, and $246,000 and $271,000 for the nine months ended September 30, 2025 and 2024, respectively.  Appreciation in value of the insurance policies is included in bank owned life insurance within non-interest income in the consolidated statements of operations.

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

The ability of the Company to recover the carrying value of real estate is based upon future sales of the real estate owned. The ability to effect such recovery is subject to market conditions and other factors, many of which are beyond the Company’s control. Operating income of such properties, net of related expenses, and gains and losses on their disposition, are included in the consolidated statements of operations. The Company had $42,000 of real estate owned as of September 30, 2025 and December 31, 2024.

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The Company had no amount of interest and/or penalties recognized in the consolidated statements of operations for the three months and nine months ended September 30, 2025 and 2024, nor any amount of interest and/or penalties payable that were recognized in the consolidated balance sheets as of September 30, 2025 or December 31, 2024, in relation to its income tax returns. Any penalties or interest would be recognized in income tax expense.

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

The Company had no dilutive or potentially dilutive securities during the period ended September 30, 2025 or December 31, 2024.

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Non-Direct-Response Advertising

The Company expenses all advertising costs, except for direct-response advertising, as incurred. Advertising and promotional expenses totaled approximately $26,000 and $30,000 for the three months ended September 30, 2025 and 2024, respectively, and $70,000 and $107,000 for the nine months ended September 30, 2025 and 2024, respectively.  If the Company incurs expenses for material direct-response advertising, it will be amortized over the estimated benefit period. Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits. For the three and nine months ended September 30, 2025 and 2024, the Company did not incur any direct-response advertising costs.

Segment Reporting

The Company adopted Accounting Standards Update (ASU) 2023-07 “Segment Reporting (Topic 280) - Improvement to Reportable Segment Disclosures” on January 1, 2024. The Company has determined that all of its banking divisions and subsidiaries meet the aggregation criteria of ASC 280, Segment Reporting, as its current operating model is structured whereby banking divisions and subsidiaries serve a similar base of clients utilizing a company-wide offering of similar products and services managed through similar processes and platforms that are collectively reviewed by the Company’s Interim Chief Executive Officer, who has been identified as the chief operating decision maker (CODM).

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Note 2.	Investment Securities

The amortized cost and estimated fair values of investment securities available-for-sale at September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. Government Agencies	$1,000	$—	$(6)	$994
Mortgage-Backed Securities	91,024	512	(5,905)	85,631
Collateralized Mortgage Obligations	2,142	—	(78)	2,064
Corporate Bonds	12,000	—	—	12,000

Total	$106,166	$512	$(5,989)	$100,689

	December 31, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. Government Agencies	$1,000	$—	$(4)	$996
Mortgage-Backed Securities	94,003	90	(8,674)	85,419
Collateralized Mortgage Obligations	2,459	—	(137)	2,322
Corporate Bonds	4,250	—	—	4,250

Total	$101,712	$90	$(8,815)	$92,987

The following tables show the gross unrealized losses and estimated fair value of investment securities available-for-sale for which an allowance for credit losses has not been recorded by category and length of time that securities have been in a continuous unrealized loss position at September 30, 2025, and December 31, 2024:

	September 30, 2025
	Securities		Securities
	With Losses Under		With Losses Over
	12 Months		12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Government Agencies	$—	$—	$994	$(6)	$994	$(6)
Mortgage-Backed Securities	3,133	(21)	49,786	(5,884)	52,919	(5,905)
Collateralized Mortgage Obligations	—	—	2,064	(78)	2,064	(78)

Total	$3,133	$(21)	$52,844	$(5,968)	$55,977	$(5,989)

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

	December 31, 2024
	Securities		Securities
	With Losses Under		With Losses Over
	12 Months		12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Government Agencies	$—	$—	$996	$(4)	$996	$(4)
Mortgage-Backed Securities	38,128	(433)	39,103	(8,241)	77,231	(8,674)
Collateralized Mortgage Obligations	962	(10)	1,360	(127)	2,322	(137)

Total	$39,090	$(443)	$41,459	$(8,372)	$80,549	$(8,815)

At September 30, 2025, 70 of the Company’s available-for-sale securities had unrealized losses totaling 9.7% of the individual securities’ amortized cost basis and 5.6% of the Company’s total amortized cost basis of the investment securities portfolio. At September 30, 2025, 66 of these 70 securities had been in a continuous loss position for over 12 months. At December 31, 2024, 80 of the Company’s available-for-sale securities had unrealized losses totaling 9.9% of the individual securities’ amortized cost basis and 8.7% of the Company’s total amortized cost basis of the investment securities portfolio.  At December 31, 2024, 57 of the 80 securities had been in a continuous loss position over 12 months.  The unrealized losses of these securities are believed to be caused by market interest rate increases and changing market conditions and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Management has determined that the declines in the fair value of these securities are not attributable to credit losses.

The Company’s securities in an unrealized loss position are issued by U.S. government agencies or U.S. government-sponsored enterprises.  These securities carry the implicit guarantee of the U.S. government and have a long history of zero credit loss. No allowance for credit losses was recorded for available-for-sale securities at September 30, 2025 or December 31, 2024.

The amortized cost and estimated fair value of securities classified as available-for-sale at September 30, 2025, by contractual maturity, are shown in the table below (in thousands). Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of the exercise of call options and potential paydowns. Accordingly actual maturities may differ from contractual maturities.

	Amortized	Fair
(in thousands)	Cost	Value
Available-for-Sale
Due in 1 Year or Less	$—	$—
Due after 1 Year through 5 Years	1,592	1,596
Due after 5 Years through 10 Years	15,000	14,774
Due after 10 Years	89,574	84,319

Total	$106,166	$100,689

There were no sales of available-for-sale securities during the three and nine months ended September 30, 2025.  There were no sales of available-for-sale securities during the three months ended September 30, 2024 and the Company sold $18,685,000 securities available-for-sale and recorded a loss of $1,144,000 during the nine months ended September 30, 2024.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Note 3.	Restricted Stock

The following table shows the amount of restricted stock as of September 30, 2025, and December 31, 2024:

(in thousands)	2025	2024
Federal Home Loan Bank	$579	$560
First National Bankers Bank	350	350

Total	$929	$910

Note 4.	Loans Receivable and Allowance for Credit Losses

Loans receivable at September 30, 2025, and December 31, 2024 are summarized as follows:

(in thousands)	2025	2024
Real Estate Loans:
One-to-Four Family Mortgages	$334,602	$332,659
Home Equity Lines of Credit	10,392	7,952
Construction and Land	13,727	9,588
Commercial Real Estate	3,174	594
Total	361,895	350,793

Other Loans:
Commercial and Industrial	14,310	13,761
Consumer	4,064	3,699

Total Loans Receivable	380,269	368,253

Allowance for Credit Losses	(1,699)	(1,699)
Net Deferred Loan Costs	720	779

Total Loans Receivable, Net	$379,290	$367,333

The following tables present an analysis of past-due loans as of September 30, 2025, and December 31, 2024:

	September 30, 2025
			Loans 90 Days or
	30-59 Days	60-89 Days	More Past Due and	Nonaccrual	Current	Total Loans
(in thousands)	Past Due	Past Due	Still Accruing	Loans	Loans	Receivable
Real Estate Loans:
One-to-Four Family Mortgages	$4,394	$849	$1	$198	$329,160	$334,602
Home Equity Lines of Credit	56	—	—	—	10,336	10,392
Construction and Land	—	—	—	—	13,727	13,727
Commercial Real Estate	—	—	—	—	3,174	3,174
Total	4,450	849	1	198	356,397	361,895

Commercial and Industrial	761	—	—	—	13,549	14,310
Consumer	6	—	—	—	4,058	4,064

Total Loans Receivable	$5,217	$849	$1	$198	$374,004	$380,269

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

	December 31, 2024
			Loans 90 Days or
	30-59 Days	60-89 Days	More Past Due and	Nonaccrual	Current	Total Loans
(in thousands)	Past Due	Past Due	Still Accruing	Loans	Loans	Receivable
Real Estate Loans:
One-to-Four Family Mortgages	$2,925	$1,011	$—	$956	$327,767	$332,659
Home Equity Lines of Credit	—	—	—	—	7,952	7,952
Construction and Land	332	—	—	119	9,137	9,588
Commercial Real Estate	—	—	—	—	594	594
Total	3,257	1,011	—	1,075	345,450	350,793

Commercial and Industrial	—	—	—	—	13,761	13,761
Consumer	91	—	—	—	3,608	3,699

Total Loans Receivable	$3,348	$1,011	$—	$1,075	$362,819	$368,253

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The following table presents the Company’s recorded investment in loans by credit quality indicator by year of origination as of September 30, 2025:

	Term Loans by Year of Origination
(in thousands	2025	2024	2023	2022	2021	Prior	Revolving	Total
One-to-Four Family Mortgages
Pass	$8,013	$19,808	$22,750	$38,649	$52,690	$189,244	$—	$331,154
Special Mention	—	—	—	274	471	1,395	—	2,140
Substandard	—	—	—	120	746	442	—	1,308
Total One-to-Four Family Mortgages	$8,013	$19,808	$22,750	$39,043	$53,907	$191,081	$—	$334,602

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Home Equity Lines of Credit
Pass	$863	$604	$66	$68	$—	$500	$8,216	$10,317
Special Mention	—	—	—	—	—	—	75	75
Substandard	—	—	—	—	—	—	—	—
Total Home Equity Lines of Credit	$863	$604	$66	$68	$—	$500	$8,291	$10,392

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land
Pass	$9,416	$3,538	$139	$58	$360	$216	$—	$13,727
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Construction and Land	$9,416	$3,538	$139	$58	$360	$216	$—	$13,727

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Pass	$2,610	$—	$—	$474	$—	$90	$—	$3,174
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Commercial Real Estated	$2,610	$—	$—	$474	$—	$90	$—	$3,174

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Pass	$3,558	$4,463	$3,909	$2,380	$—	$—	$—	$14,310
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$3,558	$4,463	$3,909	$2,380	$—	$—	$—	$14,310

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$1,024	$2,508	$166	$28	$32	$306	$—	$4,064
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Consumer	$1,024	$2,508	$166	$28	$32	$306	$—	$4,064

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The following table presents the Company’s recorded investment in loans by credit quality indicator as of December 31, 2024:

	Term Loans by Year of Origination
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
One-to-Four Family Mortgages
Pass	$10,209	$22,131	$39,963	$55,912	$46,651	$152,989	$—	$327,855
Special Mention	—	—	778	836	357	1,877	—	3,848
Substandard	—	—	—	406	—	550	—	956
Total One-to-Four Family Mortgages	$10,209	$22,131	$40,741	$57,154	$47,008	$155,416	$—	$332,659

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Home Equity Lines of Credit
Pass	$378	$66	$82	$—	$—	$531	$6,819	$7,876
Special Mention	—	—	—	—	—	—	76	76
Substandard	—	—	—	—	—	—	—	—
Total Home Equity Lines of Credit	$378	$66	$82	$—	$—	$531	$6,895	$7,952

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$3	$3

Construction and Land
Pass	$7,385	$1,360	$62	$400	$113	$149	$—	$9,469
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	119	—	—	—	—	119
Total Construction and Land	$7,385	$1,360	$181	$400	$113	$149	$—	$9,588

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Pass	$—	$—	$495	$—	$—	$99	$—	$594
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Commercial Real Estate	$—	$—	$495	$—	$—	$99	$—	$594

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Pass	$5,119	$6,004	$2,638	$—	$—	$—	$—	$13,761
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$5,119	$6,004	$2,638	$—	$—	$—	$—	$13,761

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$3,002	$236	$55	$35	$71	$300	$—	$3,699
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Consumer	$3,002	$236	$55	$35	$71	$300	$—	$3,699

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Nonaccrual Loans

The following table is a summary of the Company’s nonaccrual loans by major categories as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
	Nonaccrual	Nonaccrual		Nonaccrual	Nonaccrual	Total
	Loans	Loans		Loans	Loans
	with	with	Total	with	with
	No	an	Nonaccrual	No	an	Nonaccrual
(in thousands)	Allowance	Allowance	Loans	Allowance	Allowance	Loans
One-to-Four Family Mortgages	$198	$—	$198	$956	$—	$956
Home Equity Lines of Credit	—	—	—	—	—	—
Construction and Land	—	—	—	119	—	119
Commercial Real Estate
Commercial and Industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	$198	$—	$198	$1,075	$—	$1,075

Interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Payments received while on nonaccrual status are applied to the principal balance of nonaccrual loans. The Company does not recognize interest income while loans are on nonaccrual status.

The following table represents the accrued interest receivables written off by reversing interest income during the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
One-to-Four Family Mortgages	$3	$9	$5	$9
Home Equity Lines of Credit	—	—	—	—
Construction and Land	—	5	—	5
Commercial Real Estate	—	—	—	—
Commercial and Industrial
Consumer	—	—	—	—

Total	$3	$14	$5	$14

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The following table presents an analysis of collateral-dependent loans of the Company as of September 30, 2025 and December 31, 2024:

September 30, 2025
	Residential		Business
(in thousands)	Properties	Land	Assets	Other	Total
One-to-Four Family Mortgages	$1,308	$—	$—	$—	$1,308
Home Equity Lines of Credit	—	—	—	—	—
Construction and Land	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$1,308	$—	$—	$—	$1,308

	December 31, 2024
	Residential		Business
(in thousands)	Properties	Land	Assets	Other	Total
One-to-Four Family Mortgages	$956	$—	$—	$—	$956
Home Equity Lines of Credit	—	—	—	—	—
Construction Loans	—	119	—	—	119
Consumer Loans	—	—	—	—	—
Commercial Loans	—	—	—	—	—

Total	$956	$119	$—	$—	$1,075

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Allowance for Credit Losses

The following table summarizes the activity related to the allowance for credit losses for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	One-to-Four	Home Equity
	Family	Lines of	Construction	Commercial	Commercial	Consumer
Three Months Ended September 30, 2025	Mortgages	Credit	and Land	Real Estate	and Industrial	Loans	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$1,268	$44	$26	$7	$26	$—	$328	$1,699
Recovery of Credit Loss	—	1	(2)	5	3	—	(7)	—
Loans Charged-Off	—	—	—	—	—	—	—	—
Recoveries Collected	—	—	—	—	—	—	—	—

Ending Balance	$1,268	$45	$24	$12	$29	$—	$321	$1,699

Three Months Ended September 30, 2024
Allowance for Credit Losses
Beginning Balance	$1,273	$57	$7	$2	$143	$—	$217	$1,699
Recovery of Credit Loss	119	(13)	—	2	(25)	—	(83)	—
Loans Charged-Off	—	—	—	—	—	—	—	—
Recoveries Collected	—	—	—	—	—	—	—	—

Ending Balance	$1,392	$44	$7	$4	$118	$—	$134	$1,699

	One-to-Four	Home Equity
	Family	Lines of	Construction	Commercial	Commercial	Consumer
Nine Months Ended September 30, 2025	Mortgages	Credit	and Land	Real Estate	and Industrial	Loans	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$1,526	$45	$13	$4	$76	$28	$7	$1,699
Recovery of Credit Loss	(258)	—	11	8	(47)	(28)	314	—
Loans Charged-Off	—	—	—	—	—	—	—	—
Recoveries Collected	—	—	—	—	—	—	—	—

Ending Balance	$1,268	$45	$24	$12	$29	$—	$321	$1,699

Nine Months Ended September 30, 2024
Allowance for Credit Losses
Beginning Balance	$2,554	$57	$32	$4	$122	$9	$24	$2,802
Recovery of Credit Loss	(1,162)	(10)	(25)	—	(4)	(9)	110	(1,100)
Loans Charged-Off	—	(3)	—	—	—	—	—	(3)
Recoveries Collected	—	—	—	—	—	—	—	—

Ending Balance	$1,392	$44	$7	$4	$118	$—	$134	$1,699

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

The Company had no loans with modifications to borrowers experiencing financial difficulty as of September 30, 2025, and December 31, 2024.

There were no modifications to borrower’s experiencing financial difficulty entered into during the three and nine months ended September 30, 2025 and 2024 and no loans which had defaults during the three and nine months ended September 30, 2025 and 2024 which have been modified due to the borrower experiencing financial difficulty.

Unfunded Commitments

For the three and nine month periods ended September 30, 2025 and 2024, provision for credit losses on unfunded commitments totaled $-0-. At September 30, 2025 and December 31, 2024, the liability for credit losses on off-balance-sheet credit exposures included in other liabilities was $15,000.

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

An analysis of the related party activity during the nine months ended September 30, 2025 and 2024 is as follows:

	September 30,
(in thousands)	2025	2024
Balance, Beginning of Period	$511	$546
New Loans	—	—
Change in Related Parties, Net	—	—
Repayments, Net	(20)	(26)

Balance, End of Period	$491	$520

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of common equity Tier I capital, Tier I capital and total capital to risk-weighted assets and Tier I capital to average assets. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel Ill rules) became fully effective for the Company on January 1, 2019. Management believes, as of September 30, 2025 and December 31, 2024, that the Company meets all capital adequacy requirements to which it is subject.

As of September 30, 2025 and December 31, 2024, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total ratios as disclosed in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s prompt corrective action category.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The Bank’s actual capital amounts and ratios as of September 30, 2025 and December 31, 2024 are also presented in the table below (dollar amounts in thousands):

					Required to Be Well-
			Required for		Capitalized Under
			Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2025
Tier 1 Capital to Average Assets	$114,410	20.94%	$21,871	4.00%	$27,338	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	114,410	41.47	12,414	4.50	17,931	6.50
Tier 1 Capital to Risk-Weighted Assets	114,410	41.47	16,552	6.00	22,069	8.00
Total Capital to Risk-Weighted Assets	116,123	42.09	22,069	8.00	27,587	10.00

December 31, 2024
Tier 1 Capital to Average Assets	$110,777	20.78%	$21,322	4.00%	$26,653	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	110,777	43.24	11,529	4.50	16,654	6.50
Tier 1 Capital to Risk-Weighted Assets	110,777	43.24	15,373	6.00	20,497	8.00
Total Capital to Risk-Weighted Assets	112,491	43.91	20,497	8.00	25,621	10.00

Note 6.	Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the Company’s consolidated balance sheets.

The contract amounts of those instruments reflect the extent of the involvement the Company has in particular classes of financial instruments. As of September 30, 2025 and December 31, 2024, the Company had made various commitments to extend credit totaling approximately $26,785,000 and $34,607,000, respectively. Of these commitments, approximately $16,249,000 and $13,372,000 are at variable rates as of September 30, 2025 and December 31, 2024, respectively.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 are summarized below:

	September 30, 2025
				Total
	Fair Value Measurements			Estimated
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Investment Securities Available-for-Sale
U.S. Government Agencies	$—	$994	$—	$994
Mortgage-Backed Securities	—	85,631	—	85,631
Collateralized Mortgage Obligations	—	2,064	—	2,064
Corporate Bonds	—	12,000	—	12,000

Total	$—	$100,689	$—	$100,689

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

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at September 30, 2025 and December 31, 2024.

There were no transfers into, out of, purchases, or sales of Level 3 securities during the three and nine months ended September 30, 2025 and 2024.

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis at September 30, 2025 and December 31, 2024:

	September 30, 2025
				Total
	Fair Value Measurements			Estimated
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Collateral Dependent Loans	$—	$—	$1,308	$1,308
Real Estate Owned	—	—	42	42

Total	$—	$—	$1,350	$1,350

	December 31, 2024
				Total
	Fair Value Measurements			Estimated
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Collateral Dependent Loans	$—	$—	$1,075	$1,075
Real Estate Owned	—	—	42	42

Total	$—	$—	$1,117	$1,117

The following tables show significant unobservable inputs used in the fair value measurement of Level 3 assets:

	Valuation	Unobservable	Range of	Weighted Average
September 30, 2025	Technique	Inputs	Discount	Discount
Collateral Dependent Loans	Third-party appraisals and discounted cash flows	Collateral discounts and estimated costs to sell	6% - 10%	6%
Real Estate Owned	Third-party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	6% - 10%	6%

	Valuation	Unobservable	Range of	Weighted Average
December 31, 2024	Technique	Inputs	Discount	Discount
Collateral Dependent Loans	Third-party appraisals and discounted cash flows	Collateral discounts and estimated costs to sell	6% - 10%	6%
Real Estate Owned	Third-party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	6% - 10%	6%

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

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	September 30, 2025
	Carrying	Fair Value Measurements
(in thousands)	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents	$34,380	$34,380	$—	$—
Investment Securities Available-for-Sale	100,689	—	100,689	—
Restricted Stock	929	—	—	929
Loans Receivable, Net	379,290	—	—	329,489

Financial Liabilities
Deposits	396,174	—	—	358,206

	December 31, 2024
	Carrying	Fair Value Measurements
(in thousands)	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents	$37,916	$37,916	$—	$—
Investment Securities Available-for-Sale	92,987	—	92,987	—
Restricted Stock	910	—	—	910
Loans Receivable, Net	367,333	—	—	308,645

Financial Liabilities
Deposits	391,476	—	—	351,041

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

Contributions to the ESOP totaled $112,000 and $336,000 during the three and nine months ended September 30, 2025, respectively. Compensation expense is recognized over the service period based on the average fair value of the shares and totaled $75,000 and $213,000 for the three and nine months ended September 30, 2025, respectively.  Contributions to the ESOP totaled $224,000 during the three and nine months ended September 30, 2024.  Compensation expense is recognized over the service period based on the average fair value of the shares and totaled $115,000 for the three and nine months ended September 30, 2024

The fair value of the unallocated ESOP shares totaled $5,621,000 at September 30, 2025 and $5,349,000 at December 31, 2024.

Note 9:	Earnings per Share

Earnings (loss) per common share was computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net Income (Loss) Available to Common Stockholders	$343	$(788)	$3,547	$(1,237)

Denominator:
Weighted Average Common Shares Outstanding	5,552	5,559	5,559	5,559
Weighted Average Unearned ESOP Shares	(409)	(434)	(414)	(434)
Weighted Average Shares	5,143	5,125	5,145	5,125

Income (Loss) per Common Share - Basic and Diluted	$0.07	$(0.15)	$0.69	$(0.24)

Note 10.	Subsequent Events

In accordance with the subsequent events topic of the FASB ASC 855, the Company evaluates events and transactions that occur after the consolidated balance sheets date for potential recognition in the consolidated financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the consolidated balance sheets date are recognized in the consolidated financial statements as of September 30, 2025 and December 31, 2024. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred through the date the consolidated financial statements were issued. Management has concluded that there are no additional events, other than disclosed above, which require disclosure.

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

Comparison of Financial Condition at September 30, 2025 and December 31, 2024

Total Assets. Total assets were $539.5 million at September 30, 2025, an increase of $12.2 million, or 2.3%, compared to $527.3 million at December 31, 2024. This increase is primarily due to a $7.7 million increase in investment securities available-for-sale, a $12.0 million increase in loans receivable, net, offset by a $3.5 million decrease in cash and cash equivalents and a $3.1 million decrease in bank owned life insurance.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $3.5 million, or 9.3%, to $34.4 million at September 30, 2025 from $37.9 million at December 31, 2024.  This decrease is primarily due to the purchase of investments available for sale and the origination of  loans, primarily construction loans.

Investment Securities Available-for-Sale. Investment securities available-for-sale increased $7.7 million, or 8.3%, to $100.7 million at September 30, 2025 from $93.0 million at December 31, 2024. Securities purchased totaled $15.4 million during the nine months ended September 30, 2025, and calls, maturities, and repayments totaled $10.9 million.  Adding to the increase was a fair market value adjustment of $3.2 million.

Loans Receivable, Net. Loans receivable, net, increased by $12.0 million, or 3.3%, to $379.3 million at September 30, 2025 from $367.3 million at December 31, 2024. During the nine months ended September 30, 2025, loan originations were $45.1 million and loan repayments totaled $33.1 million.  During the nine months ended September 30, 2025, commercial loans increased by $3.1 million, primarily from the origination of commercial real estate loans, and commercial and industrial loans, 1-4 single family mortgages increased by $1.9 million, home equity loans increased by $2.4 million, consumer loans increased by $365,000, and construction and land loans increased by $4.1 million.

Deposits. Deposits increased by $4.7 million, or 1.2%, to $396.2 million at September 30, 2025, from $391.5 million at December 31, 2024.  Certificates of deposit increased $5.3 million, or 2.2%, to $244.1 million at September 30,

2025, from $238.8 million at December 31, 2024. The majority of the increase in certificates of deposit was driven by new customer activity and migration from lower yielding money markets accounts.  NOW accounts increased $1.0 million, or 1.9%, to $55.0 million at September 30, 2025, from $53.9 million at December 31, 2024. MMDA accounts decreased $2.1 million, or 9.3%, to $20.6 million at September 30, 2025, from $22.7 million at December 31, 2024.  Savings Accounts increased $449,000, or 0.6%, to $76.5 million at September 30, 2025, from $76.0 million at December 31, 2024.

Total Stockholders’ Equity. Total stockholders’ equity increased by $5.5 million, or 4.4%, to $131.3 million at September 30, 2025, from $125.8 million at December 31, 2024. The increase resulted primarily from the accumulated other comprehensive loss (as a result of market value adjustment of investment securities available-for-sale due to the rise in market interest rates during the period) declining $2.3 million and retained earnings increasing $3.4 million due to the net income for the nine months ended September 30, 2025.

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

	For the Three Months Ended September 30,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (4)	Balance	Interest	Yield/Rate (4)

Interest-earning assets:
Cash and cash equivalents	$26,647	$269	4.01%	$40,493	$548	5.37%
Investment securities available-for-sale	101,060	1,106	4.34	82,639	772	3.71
Loans receivable, net	380,558	4,304	4.49	368,805	3,863	4.16
Restricted stock	923	14	6.02	896	10	4.43
Total interest-earning assets	509,188	5,693	4.44	492,833	5,193	4.18
Noninterest-earning assets	30,627			32,408
Total assets	$539,815			$525,241

Interest-bearing liabilities:
Savings accounts	$77,218	19	0.10%	$79,804	20	0.10%
NOW accounts	53,627	3	0.02	66,363	3	0.02
Money market accounts	20,915	26	0.49	22,193	28	0.50
Certificates of deposit	244,299	2,300	3.74	235,163	2,259	3.81
Total interest-bearing deposits	396,059	2,348	2.35	403,523	2,310	2.27
Federal Home Loan Bank advances	—	—	—	—	—	—
Total interest-bearing liabilities	396,059	2,348	2.35	403,523	2,310	2.27
Noninterest-bearing demand deposits	1,381			1,185
Other noninterest-bearing liabilities	11,151			10,542
Total liabilities	408,591			415,250
Total stockholders' equity	131,224			109,991
Total liabilities and stockholders' equity	539,815			525,241
Net interest income		$3,345			$2,883
Net interest rate spread (1)			2.09%			1.91%
Net interest-earning assets (2)	$113,129			$89,310
Net interest margin (3)			2.61%			2.32%
Average interest-earning assets to interest-bearing liabilities			128.56%			122.13%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Average yield/rate is an annualized amount.

Comparison of Operating Results for the Three Months Ended September 30, 2025 and 2024

General. Net income (loss) for the three months ended September 30, 2025, was $343,000, an increase of $1.1 million, or 143.5%, compared to ($788,000) for the three months ended September 30, 2024. The increase in net income was primarily from a $500,000 increase in interest and dividend income, a decrease in non-interest expense of $1.1 million, partially offset by an increase interest expense of $38,000, and decrease in recovery of credit losses on loans of $110,000, a decrease in non-interest income of $24,000, and an increase in income tax expense of $301,000.

Interest and Dividend Income. Interest and dividend income increased by $500,000, or 9.6%, to $5.7 million for the three months ended September 30, 2025, compared to $5.2 million for the three months ended September 30, 2024. The increase is attributed to a $441,000, or 11.4%, increase in interest on loans, a $334,000, or 43.3%, increase in interest on investment securities available-for-sale offset by a $275,000, or 49.3%, decrease in interest on other interest-earning assets.

During the three months ended September 30, 2025, average loans receivable, net, increased by $11.8 million, or 3.2%, from the three months ended September 30, 2024. The average yield on loans increased to 4.49% for the three months ended September 30, 2025, from 4.16% for the three months ended September 30, 2024, mainly due to the higher yielding loans that were originated during the period.

The average balance of investment securities available-for-sale increased $18.4 million, or 22.3%, to $101.1 million for the three months ended September 30, 2025, from $82.6 million for the three months ended September 30, 2024. The average yield on available-for-sale investment securities increased to 4.34% for the three months ended September 30, 2025, from 3.71% for the three months ended September 30, 2024. The increase in the average yield on available-for-sale investment securities was primarily due to reinvesting in higher yielding securities.

Interest income on cash and cash equivalents, comprised primarily of overnight deposits, decreased by $279,000, or 50.9%, for the three months ended September 30, 2025, primarily due to an decrease in the average yield to 4.01% for the three months ended September 30, 2025, from 5.37% for the three months ended September 30, 2024.  The decrease in average yield was due to the decline in market interest rates as well as the decrease in the average balance in cash and cash equivalents.  The average balance of cash and cash equivalents decreased by $13.8 to $26.6 million from the three months ended September 30, 2025, from $40.5 million for the three months ended September 30, 2024. The decrease in the average balance was mainly due to using cash to purchase available-for-sale investments.

Interest Expense. Total interest expense increased $38,000 or 1.6%, to $2.3 million for the three months ended September 30, 2025, from $2.3 million for the three months ended September 30, 2024. The average balance of interest-bearing deposits decreased by $7.5 million, or 1.8%, to $396.1 million for the three months ended September 30, 2025, from $403.5 million for the three months ended September 30, 2024.

Net Interest Income. Net interest income increased $462,000, or 16.0%, to $3.3 million for the three months ended September 30, 2025, compared to $2.9 million for the three months ended September 30, 2024. The increase reflects the increase in the interest rate spread to 2.09% for the three months ended September 30, 2025, from 1.91% for the three months ended September 30, 2024, while average net interest-earning assets increased $23.8 million period-to-period. The net interest margin increased to 2.61% for the three months ended September 30, 2025, from 2.32% for the three months ended September 30, 2024.  The average yield on interest-earning assets increased from 4.18% for the three months ended September 30, 2024, to 4.44% for the three months ended September 30, 2025. The average rate paid on interest-bearing liabilities increased from 2.27% for the three months ended September 30, 2024, to 2.35% for the three months ended September 30, 2025. The average rate on certificates of deposits decreased from 3.81% for the three months ended September 30, 2024, to 3.74% for the three months ended September 30, 2025. The decrease in the average rate paid on certificates of deposit primarily resulted from a decrease in market interest rates. The average balance of certificates of deposit increased from $235.2 million as of September 30, 2024, to $244.3 million as September 30, 2025, while over the same period the average balance of savings accounts decreased from $79.8 million to $77.2 million, and the average balance of money market accounts decreased from $22.2 million to $20.9 million.

Provision (Recovery) for Credit Losses. The provision for credit losses on loans was $-0- for the three months ended September 30, 2025, compared to ($110,000) for the three months ended September 30, 2024.   The allowance for credit losses on loans represented 0.45% of total loans at September 30, 2025 and 0.46% of total loans at September 30, 2024. The recovery of credit losses is based on our evaluation of the adequacy of the allowance for credit losses throughout the reporting period.

Total non-performing loans were $198,000 at September 30, 2025, compared to $647,000 at September 30, 2024. We had $199,000 of loans over 90 days delinquent at September 30, 2025, compared to $647,000 at September 30, 2024.  Classified loans totaled $1.3 million at September 30, 2025, compared to $647,000 at September 30, 2024. As a percentage of nonperforming loans, the allowance for credit losses on loans was 858.1% at September 30, 2025, and 262.6% at September 30, 2024.

Noninterest Income. Noninterest income totaled $228,000 for the three months ended September 30, 2025, a decrease of $24,000, or 9.5%, from $252,000 for the three months ended September 30, 2024. The majority of the decrease was due to a $21,000 decrease in income on bank owned life insurance  for the three months ended September 30, 2025.

Noninterest Expense. Noninterest expense decreased $1.1 million, or 26.0%, to $3.1 million for the three months ended September 30, 2025, compared to $4.2 million for the three months ended September 30, 2024. The decrease was primarily due to a decrease in charitable contributions of $1.3 million ($1.2 million was to fund the Fifth District Savings Foundation), or 99.4%, a decrease in audit and examination expense of $19,000, or 18.5%, a decrease in director fees of $9,000, or 12.3%, a decrease in advertising expense of $4,000, or 13.3%, partially offset by a $43,000, or 15.1%, increase data processing, a $59,000, or 107.3% increase in professional and legal fees, and a $66,000, or 44.3% increase in other expenses.

Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes increased by $301,000, or 143.3%, to $91,000 for the three months ended September 30, 2025, compared to ($210,000) for the three months ended September 30, 2024. Pretax income increased by $1.4 million, or 143.5%, to $434,000 for the three months ended

September 30, 2025, compared to $($998,000) for the three months ended September 30, 2024.  The effective tax rate was 21% for both periods.

	For the Nine Months Ended September 30,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$26,571	$807	4.06%	$27,197	$1,061	5.20%
Investment securities available-for-sale	98,208	3,025	4.12	71,213	1,675	3.13
Loans receivable, net	376,656	12,523	4.45	366,991	11,375	4.13
Restricted stock	917	26	3.79	889	24	3.60
Total interest-earning assets	502,352	16,381	4.36	466,290	14,135	4.04
Noninterest-earning assets	31,735			32,572
Total assets	$534,087			$498,862

Interest-bearing liabilities:
Savings accounts	$77,351	58	0.10%	$81,915	61	0.10%
NOW accounts	53,609	10	0.02	47,957	9	0.02
Money market accounts	21,235	80	0.50	23,870	91	0.51
Certificates of deposit	242,071	6,804	3.76	236,268	6,763	3.81
Total interest-bearing deposits	394,266	6,952	2.36	390,010	6,924	2.36
Federal Home Loan Bank advances	—	—	—	113	4	4.72
Total interest-bearing liabilities	394,266	6,952	2.36	390,123	6,928	2.37
Noninterest-bearing demand deposits	1,656			1,116
Other noninterest-bearing liabilities	9,989			9,598
Total liabilities	405,911			400,837
Total stockholders' equity	128,176			98,025
Total liabilities and stockholders' equity	$534,087			498,862
Net interest income		$9,429			$7,207
Net interest rate spread (1)			2.00%			1.67%
Net interest-earning assets (2)	$108,086			$76,167
Net interest margin (3)			2.51%			2.06%
Average interest-earning assets to interest-bearing liabilities			127.41%			119.52%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Average yield/rate is an annualized amount.

Comparison of Operating Results for the Nine Months Ended September 30, 2025 and 2024

General. Net income (loss) for the nine months ended September 30, 2025, was $3.5 million an increase of $4.8 million or 386.7%, compared to ($1.2) million for the nine months ended September 30, 2024. The net income was primarily from an increase in interest income of $2.2 million, an increase in non-interest income of $4.4 million mainly due to a gain on bank owned life insurance proceeds, partially offset by a decrease in recovery of credit losses on loans of $1.1 million, a $318,000 increase in non-interest expense, and a $350,000 decrease in the (benefit) for income taxes.

Interest and Dividend Income. Interest and dividend income increased by $2.2 million, or 15.9%, to $16.4 million for the nine months ended September 30, 2025, compared to $14.1 million for the nine months ended September 30, 2024. The increase is attributed to a $1.1 million, or 10.1%, increase in interest on loans, a $1.4 million, or 80.6%, increase in interest on investment securities available-for-sale, partially offset by a $252,000, or 23.2%, decrease in interest on other interest-earning-assets.

During the nine months ended September 30, 2025, average loans receivable, net, increased by $9.7 million, or 2.6%, from the nine months ended September 30, 2024. The average yield on loans increased to 4.45% for the nine months ended September 30, 2025, from 4.13% for the nine months ended September 30, 2024, mainly due to higher yielding loans originated during the period.

The average balance of investment securities available-for-sale increased $27.0 million, or 37.9%, to $98.2 million for the nine months ended September 30, 2025, from $71.2 million for the nine months ended September 30, 2024. The average yield on available-for-sale investment securities increased to 4.12% for the nine months ended September 30, 2025, from 3.13% for the nine months ended September 30, 2024. The increase in the average yield on available-for-sale investment securities was primarily due to reinvesting in higher yielding securities.

Interest income on cash and cash equivalents, comprised primarily of overnight deposits, decreased by $254,000, or 23.94%, for the nine months ended September 30, 2025, primarily due to a decrease in the average balance of cash and cash equivalents by $626,000 to $26.6 million for the nine months ended September 30, 2025, from $27.2 million for the nine months ended September 30, 2024.  The average yield decreased to 4.06% for the nine months ended September 30, 2025, from 5.20% for the nine months ended September 30, 2024.  The decrease in average yield was due to the decrease in market interest rates.

Interest Expense. Total interest expense increased $24,000 or 0.3%, to $7.0 million for the nine months ended September 30, 2025, from $6.9 million for the nine months ended September 30, 2024. The increase was due to a $28,000, or 0.4%, increase in interest on deposits, offset by a $4,000 decrease in interest expense on Federal Home Loan Bank advances as there were no advances taken in the nine months ended September 30, 2025..  The average balance of interest-bearing deposits increased by $4.3 million, or 1.1%, to $394.3 million for the nine months ended September 30, 2025, from $390.0 million for the nine months ended September 30, 2024.

Net Interest Income. Net interest income increased $2.2 million, or 30.8%, to $9.4 million for the nine months ended September 30, 2025, compared to $7.2 million for the nine months ended September 30, 2024. The increase reflects the increase in the interest rate spread to 2.00% for the nine months ended September 30, 2025, from 1.67% for the nine months ended September 30, 2024, while average net interest-earning assets increased $31.9 million period-to-period. The net interest margin increased to 2.51% for the nine months ended September 30, 2025, from 2.06% for the nine months ended September 30, 2024.  The average yield on interest-earning assets increased from 4.04% for the nine months ended September 30, 2024, to 4.36% for the nine months ended September 30, 2025. The average rate paid on interest-bearing liabilities decreased from 2.37% for the nine months ended September 30, 2024, to 2.36% for the nine months ended September 30, 2025.  There was no average balance of Federal Home Loan Bank advances for the nine months ended September 30, 2025, compared to an average balance of $113,000 for the nine months ended September 30, 2024. The average balance of certificates of deposit increased from $236.3 million for the nine months ended September 30, 2024, to $242.1 million for the nine months ended September 30, 2025. Over the same period, the average balance of savings accounts decreased from $81.9 million to $77.4 million, and the average balance of money market accounts decreased from $23.9 million to $21.2 million.

Provision (Recovery) for Credit Losses. The provision for credit losses on loans was $-0- for the nine months ended September 30, 2025, compared to ($1.1 million) for the nine months ended September 30, 2024.   The allowance for credit losses on loans represented 0.45% of total loans at September 30, 2025 and 0.46% of total loans at September 30, 2024. The recovery of credit losses is based on our evaluation of the adequacy of the allowance for credit losses throughout the reporting period.

Total non-performing loans were $198,000 at September 30, 2025, compared to $647,000 at September 30, 2024. We had $199,000 of loans over 90 days delinquent at September 30, 2025, compared to $647,000 at September 30, 2024.  Classified loans totaled $1.3 million at September 30, 2025, compared to $647,000 at September 30, 2024. As a percentage of nonperforming loans, the allowance for credit losses on loans was 858.1% at September 30, 2025, and 262.6% at September 30, 2024.

Noninterest Income (loss). Noninterest income (loss) totaled $4.2 million for the nine months ended September 30, 2025, an increase of $4.4 million, or 1922.1%, from ($231,000) for the nine months ended September 30, 2024. A $1.1 million realized loss on the sale of investment securities available-for-sale was recorded during the nine months ended September 30, 2024, compared to no such realized losses recorded during the nine months ended September 30, 2025.  A

$3.5 million gain on bank owned life insurance proceeds was recorded during the nine months ended September 30, 2025, while no such gain was recorded during the nine months ended September 30, 2024.  A $141,000 gain on sale of premises and equipment was recorded during the nine months ended September 30, 2024, while no such gain was record during the nine months ended September 30, 2025.

Noninterest Expense. Noninterest expense increased $318,000, or 3.3%, to $10.1 million for the nine months ended September 30, 2025, compared to $9.8 million for the nine months ended September 30, 2024. The increase was primarily due to an increase in salaries and employee benefits of $1.2 million, or 24.2%, an increase in occupancy and equipment expense of $62,000, or 4.6%, an increase in professional and legal fees of $119,000, or 90.8%, an increase in data processing expense of $74,000, or 8.3%, an increase in audit and examination fees of $23,000, or 10.0%, and an increase in other expenses of $156,000, or 35.9%, partially offset by a $37,000, or 34.6%, decrease in advertising, and a $18,000, or 8.3% decrease in directors fees. The increase in salaries and employee benefits is mainly from a death benefit paid to the intended beneficiaries of the late President and Chief Executive Officer from the proceeds of the bank owned life insurance.

Provision (Benefit) for Income Taxes. The (benefit) for income taxes decreased by $350,000, or 106.4%, to $21,000 for the nine months ended September 30, 2025, compared to ($329,000) for the nine months ended September 30, 2024. While pretax income increased by $5.1 million, or 327.8%, for the nine months ended September 30, 2025, $3.5 million of the pretax income was from the non-taxable proceeds of the bank owned life insurance. The effective tax rate was 21% for both periods.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Dallas and from two correspondent banks.  At September 30, 2025, we had no outstanding advances from the Federal Home Loan Bank of Dallas. At September 30, 2025, we had no outstanding balances under the correspondent bank credit facilities.

Time deposits that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 at September 30, 2025 and December 31, 2024 were $50.0 million and $48.3 million, respectively.

Based on collateral pledged, consisting of all shares of FHLB stock owned and the blanket pledge of approximately $234.8 million of its qualifying mortgage loans as of September 30, 2025, the Bank was eligible to borrow up to an additional $188.8 million as of September 30, 2025.

The Bank has an unsecured federal funds line of credit with FNBB that expires on September 30, 2026.  The Bank is eligible to borrow up to $27.2 million.  There was no amount outstanding on this line of credit as of September 30, 2025 and December 31, 2024.

The Bank is eligible to borrow from TIB’s Federal Funds Purchase Line Program, which provides overnight liquidity through pledge of certain qualifying securities.  The Bank is eligible to borrow up to $15.0 million and repayment is due the next day.  There was no amount outstanding on this line of credit as of September 30, 2025 and December 31, 2024.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. See the accompanying consolidated Statements of Cash Flows for further information.

Fifth District Bancorp, Inc. is a separate legal entity from Fifth District Savings Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations. Its primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At September 30, 2025, the Company (on an unconsolidated basis) had liquid assets of $21.2 million.

We believe we maintain a strong liquidity position, and are committed to maintaining it. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2025, the Bank was categorized as well-capitalized under applicable bank regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change its category.

Off-Balance Sheet Arrangements

At September 30, 2025, we had $26.8 million of outstanding commitments to originate loans, which primarily consists of $9.2 million of remaining funds to be disbursed on construction loans in process and $16.2 million of unused balances of home equity lines of credit. At September 30, 2025, certificates of deposit that are scheduled to mature on or before September 30, 2026 totaled $225.0 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may raise interest rates on deposits to attract new accounts or utilize Federal Home Loan Bank of Dallas advances, which may result in higher levels of interest expense.

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

The following table sets forth, as of September 30, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. All estimated changes presented in the table are within the policy limits established by the Company’s board of directors.

At September 30, 2025
				EVE as a Percentage of Present Value
				of Assets (3)
		Estimated Increase (Decrease) in			Increase
		EVE			(Decrease)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)

400	$58,835	$(59,201)	(50.15)%	14.50%	(960)
300	70,558	(47,479)	(40.22)%	16.68%	(742)
200	85,095	(32,942)	(27.91)%	19.19%	(491)
100	101,088	(16,948)	(14.36)%	21.70%	(240)
Level	118,037	—	—%	24.10%	—
(100)	129,946	11,909	10.09%	25.36%	126
(200)	138,615	20,579	17.43%	25.96%	186
(300)	144,679	26,642	22.57%	26.08%	198
(400)	147,459	29,422	24.93%	25.66%	156
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at September 30, 2025, we would have experienced a 27.91% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 17.43% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

Change in Net Interest Income. The following table sets forth, as of September 30, 2025, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. All estimated changes presented in the table are within the policy limits established by the Company’s board of directors.

At September 30, 2025
Change in Interest Rates	Net Interest Income Year 1
(basis points) (1)	Forecast	Year 1 Change from Level
	(Dollars in thousands)

400	$9,019	(35.57)%
300	10,281	(26.55)
200	11,530	(17.63)
100	12,761	(8.83)
Level	13,998	—
(100)	14,436	3.13
(200)	14,689	4.94
(300)	14,947	6.78
(400)	15,162	8.32
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that as of September 30, 2025, we would have experienced a 17.63% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 4.94% increase in net interest income in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

During the quarter ended September 30, 2025, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2025 through July 31, 2025	-0-	$0	-0-	-0-
August 1, 2025 through August 31, 2025	3,900	$13.94	3,900	552,047
September 1, 2025 through September 30, 2025	32,823	$13.92	32,823	519,224
Total	36,723	N/A	36,723	519,224
(1)	On August 25, 2025, the Company authorized and announced a stock repurchase program for up to 555,947 shares of its common stock, representing approximately 10% of shares then outstanding. The Company intends to conduct the repurchases on the open market, including by means of a trading plan adopted under SEC Rule 10b5-1, subject to market conditions and other factors. There is no guarantee as to the number of shares that the Company may ultimately repurchase. The Company may suspend or discontinue the program at any time.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement“ (as such term is defined in Item 408 of SEC Regulation S-K).

Item 6.Exhibits

3.1	Articles of Incorporation of Fifth District Bancorp, Inc. (1)

3.2	Bylaws of Fifth District Bancorp, Inc. (2)

10.1	First Amendment to Second Amended and Restated Salary Continuation Agreement between Fifth District Savings Bank and Melissa C. Burns (3)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the quarter ended September 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277776), initially filed on March 8, 2024.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277776), initially filed on March 8, 2024.
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-42198), filed on July 16th 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH DISTRICT BANCORP, INC.

Date: November 10, 2025	/s/ Amie L. Lyons
Amie L. Lyons
Interim President and Chief Executive Officer (Duly Authorized Representative and Principal Executive Officer)

Date: November 10, 2025	/s/ Melissa C. Burns
Melissa C. Burns
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer