Form 10-K
period 2025-12-31
Fifth District Bancorp, Inc.
filed 2026-03-24
CIK 2012726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock at the end of the last business day of the most recently completed second fiscal quarter on June 30, 2025, was $58,211,478.

The number of shares of the Registrant’s common stock outstanding as of March 24, 2026, was 5,293,801.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of the Form 10-K.

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

The Company is a registered savings and loan holding company subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Company conducts its operations primarily through its wholly owned subsidiary, Fifth District. At December 31, 2025, the Company had total assets of $534.4 million, loans of $376.4 million, deposits of $393.2 million, and stockholders’ equity of $129.8 million.

The Company’s principal office is located at 4000 General DeGaulle Drive, New Orleans, Louisiana 70114, and the telephone number at that address is (504) 362-7544. Our website address is www.fifthdistrict.com. Information on our website is not and should not be considered a part of this annual report.

Fifth District Savings Bank

Fifth District Savings Bank is a federally-chartered savings bank, with its main office in New Orleans, Louisiana. We conduct our business from our main office and six branch offices located in the Parishes of Jefferson, Orleans, and St. Tammany. Our loan portfolio consists primarily of fixed-rate one-to four-family residential mortgage loans. To a substantially lesser extent, we also originate construction loans (residential and commercial), home equity loans, home equity lines of credit, land loans, commercial real estate loans, commercial and industrial loans, and share loans (loans secured by deposit accounts at Fifth District) and purchase consumer and commercial business loans. We typically retain in our portfolio the loans that we originate. We offer a variety of deposit accounts including checking accounts, money market accounts, and certificates of deposit. In addition, we offer electronic banking services including mobile banking, on-line banking, telephone banking, bill pay, and electronic funds transfer via SmartPay®.

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

Competition

We face strong competition within our primary market area both in making loans and attracting retail deposits. Our market area includes large money center banks, regional banks, community banks, savings institutions, and credit unions. We also face competition for loans from mortgage banking firms, consumer finance companies, credit unions, and fintech companies we face competition for deposits from money market funds, brokerage firms, mutual funds and insurance companies. At June 30, 2025 (the most recent date for which Federal Deposit Insurance Corporation (the “FDIC”) is publicly available), we were ranked 11th among the 26 FDIC-insured financial institutions with offices in Jefferson Parish, with a deposit market share of 2.30%; 9th among the 21 FDIC-insured financial institutions with offices in Orleans Parish, with a deposit market share of 0.89%; and 22nd among the 27 FDIC-insured financial institutions with offices in St. Tammany Parish, with a deposit market share of 0.39%. Our ability to compete in our primary market area does not depend on any existing relationships.

Lending Activities

General. Our loan portfolio consists primarily of fixed-rate one-to four-family residential mortgage loans. To a substantially lesser extent, we also originate construction loans (residential and commercial), home equity loans, home equity lines of credit, land loans, commercial real estate loans, commercial and industrial loans, and share loans (loans secured by deposit accounts at Fifth District) and purchase consumer and commercial business loans. We typically retain in our portfolio the loans that we originate.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. There were no loans held for sale at any date indicated.

	At December 31,
	2025		2024
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
One-to-four family mortgages	$325,774	86.34%	$332,659	90.34%
Home equity lines of credit	10,091	2.67	7,952	2.16
Construction and land	12,538	3.32	9,588	2.60
Commercial real estate	10,547	2.79	594	0.16
Commercial and industrial	14,227	3.77	13,761	3.74
Consumer loans	4,189	1.11	3,699	1.00
	377,366	100.00%	368,253	100.00%
Less:
Allowance for credit losses	(1,699)		(1,699)
Deferred loan costs	724		779
Loans receivable, net	$376,391		$367,333

Contractual Maturities. The following table sets forth the contractual maturities of our total loan portfolio at December 31, 2025. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Because the tables present contractual maturities and do not reflect repricing or the effect of prepayments, actual maturities may differ.

	One-to-
	Four Family	Home Equity	Construction and	Commercial	Commercial and
	Mortgages	Lines of Credit	Land	Real Estate	Industrial	Consumer	Total

	(In thousands)
Amounts due in:
One year or less	$9	$368	$10,350	$—	$70	$16	$10,813
After one year through two years	236	735	216	—	—	—	1,187
After two years through three years	158	308	23	—	—	38	527
After three years through five years	2,227	1,083	1,159	9,337	2,148	709	16,663
After five years through 10 years	20,837	7,372	138	743	8,799	2,449	40,338
After 10 years through 15 years	24,978	225	108	467	2,694	132	28,604
After 15 years	277,329	—	544	—	516	845	279,234
Total	$325,774	$10,091	$12,538	$10,547	$14,227	$4,189	$377,366

The following table sets forth our fixed and adjustable-rate loans at December 31, 2025 that are contractually due after December 31, 2026.

	Due After December 31, 2026
	Fixed	Adjustable	Total

	(In thousands)
One-to-four family mortgages	$325,765	$—	$325,765
Home equity lines of credit	—	9,723	9,723
Construction and land	2,188	—	2,188
Commercial real estate	10,547	—	10,547
Commercial and industrial	14,157	—	14,157
Consumer loans	4,173	—	4,173
Total loans	$356,830	$9,723	$366,553

One- to Four-Family Residential Mortgage Lending. At December 31, 2025, one-to four-family residential mortgage loans totaled $325.8 million, or 86.3% of total loans. Our one- to four-family residential real estate loans are primarily secured by owner-occupied properties located in our primary market area. At December 31, 2025, one-to four-family residential mortgage loans secured by non-owner-occupied properties totaled $9.6 million.

Our one- to four-family residential real estate loans are underwritten to Fifth District credit policy guidelines. We do not offer adjustable rate residential mortgage loans. We offer fixed-rate residential mortgage loans for 10-year and 15-year terms The interest rate is determined primarily by reference to market conditions and competitive factors. We generally limit the loan-to-value ratios of our residential mortgage loans to 80% (90% with rate adjustment) of the purchase price or appraised value, whichever is lower.

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

Construction and Land Development Loans. At December 31, 2025, construction and land development loans totaled $12.5 million, or 3.3% of total loans, of which $1.0 million were land loans. We make residential construction loans, primarily to individuals for the construction of their primary residences and who typically use contractors and single-family home builders with whom we have an established relationship and satisfactory history. Our residential construction loans are primarily structured as construction/permanent loans where after a 12-month construction period the loan converts to a permanent one-to four-family residential mortgage loan. The construction/permanent loan involves one loan closing, saving the borrower the cost of two closings. The interest rate is locked-in at origination and remains fixed throughout the entire term of the construction/permanent loan. Our residential construction loans are underwritten to the same guidelines for permanent residential mortgage loans. At December 31, 2025, our largest residential construction loan amounted to $1.8 million, of which $1.5 million had been disbursed.

In the past, we did not make speculative residential construction loans, which are construction loans to a builder where there is not a contract in place for the purchase of the home at the time the construction loan is originated. We currently have one speculative residential construction loan in process with a builder whom with we have an established relationship and satisfactory history. We may consider making speculative construction loans consistent with our loan policies should opportunities arise.

Residential construction loans generally can be made with a maximum loan-to-value ratio of 80% of the estimated appraised market value upon completion of the project or total project cost, whichever is the lower of the two. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also generally require inspections of the property before disbursement of funds during the term of the construction loan. One of our directors, H. Greg Abry, who has substantial experience in the construction and real estate industries, performs property inspections.

We also make a limited amount of land development loans to complement our construction lending activities. Land development loans are generally secured by lots that will be used for residential development. At December 31, 2025, our largest land loan had an outstanding balance of $130,000 and it was performing according to its original terms.

Commercial Real Estate Loans. At December 31, 2025 commerical real estate loans totaled $10.5 million, or 2.8% of total loans. We offer commercial real estate loans to businesses for the purchase or refinance of commercial and other non-residential real estate. This includes 1 to 4 family investment properties, non-owner occupied multi-family properties, non-owner occupied commercial properties, and special use properties.

Our commercial real estate loans are underwritten to Fifth District credit policy guidelines. We typically offer a fixed rate for up to 5 years with amortization periods up to 25 years. The interest rate is determined primarily by reference to market conditions and competitive factors. We generally limit the loan-to-value ratios of our commercial real estate loans to 75% for non-owner occupied properties and 80% for owner-occupied properties.

Commercial and Industrial Loans. At December 31, 2025, commercial and industrial loans totaled $14.2 million, or 3.8% of total loans. Substantially, these loans are purchased loans, as discussed below.

When making commercial and industrial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, the projected cash flows of the business and the value of any collateral.

We are part of a network of community banks nationwide that purchase commercial and industrial loans from Bankers Healthcare Group, LLC (BHG). As of December 31, 2025, the aggregate balance of BHG purchased loans totaled $11.5 million. We have an internal policy of limiting the aggregate balance of BHG purchased loans to 15% of capital. BHG originates loans nationwide to licensed or unlicensed or otherwise skilled business professionals for business development, practice improvement, debt consolidation, working capital, equipment purchases, and, occasionally, business purchases. BHG typically originates loans at fixed interest rates and without a prepayment penalty provision. BHG underwrites and funds the loans, which are typically secured by a Uniform Commercial Code blanket lien on the borrowers’ business assets. When we purchase a loan from BHG, we purchase 100% of the loan and BHG establishes a reserve deposit account with us equal to 3% of the loan balance and we remit 97% of the loan balance to BHG. We also become an additional secured party to the loan. The borrower services the loan by authorizing us to withdraw funds electronically from the borrower’s deposit account established at the borrower’s financial institution. If a loan becomes delinquent, BHG handles all collection activity and bears all associated costs. During the delinquency period, we withdraw from the reserve deposit account to service the loan. When a delinquent payment is collected, the collected funds are used to replenish the reserve deposit account. If a loan becomes 90 days delinquent, BHG typically replaces the delinquent loan with a performing loan of equal or greater balance (although this is not a contractual obligation of BHG). We estimate that the typical loan purchased from BHG has an outstanding balance of approximately $150,000 and a maximum term of 12 years at the time of purchase. As of December 31, 2025, no BHG purchased loans were delinquent. At December 31, 2025, our largest BHG purchased loan totaled $329,000 and it was performing according to its original terms.

We also purchase from third party originators or investors the fully guaranteed portion of commercial and industrial loans that are guaranteed by U.S. government agencies, such as the U.S. Department of Agriculture and the U.S. Small Business Administration, among others. As of December 31, 2025, these purchased loans totaled $2.3 million.

Home Equity Loans and Lines of Credit. At December 31, 2025, home equity loans and lines of credit totaled $10.1 million, or 2.7% of total loans. Home equity loans are generally fixed-rate loans for terms of 5, 10, or 15 years. Home equity lines of credit generally provide for a 10-year draw period with a 15-year payback period. The interest rate for home equity lines of credit is based on the prime rate, with a floor rate of 6.25% and an annual lifetime ceiling rate of 18%. The loan to value ratio for home equity loans and lines of credit is generally up to 85%, accounting for any superior mortgage on the collateral property.

Consumer Loans. At December 31, 2025, consumer loans totaled $4.2, or 1.1% of total loans, consisting of share loans and purchased Banker’s Healthcare Group loans. Share loans are loans fully secured by a deposit account at Fifth District. Bankers’ Healthcare Group (BHG) loans are consumer loans that we purchase. At December 31, 2025, BHG purchased consumer loans totaled $3.2 million. We do not originate automobile loans and other similar type consumer loans.

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

Commercial Real Estate Loans. Our commercial real estate loans are originated primarily based on the credit quality of the borrowers and secondarily on the collateral provided by borrower. These loans are generally made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business, the borrower’s lending history and personal financial statement, the global cash flows of the borrowers and other guarantors and the value of the subject property. Commercial real estate lending is sensitive to regional and local economic conditions, making loss levels difficult to predict. Declines in commercial real estate values could cause some of our commercial loans to become inadequately collateralized, which could expose us to great risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

By law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Fifth District’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2025, our largest credit relationship to one borrower had an outstanding balance of $4.4 million and is secured by commercial and residential real estate. At December 31, 2025, this loan was performing according to its original terms.

All loans with a maximum potential exposure greater than $2 million are submitted to Fifth District’s Board of Directors for approval. Additionally, the Board of Directors established individual and combined loan authorities for the President and CEO, Chief Credit Officer, Vice President of Lending, and Vice President of Loan Operations. All loans with a maximum potential exposure of $250,000 to $2 million are presented to the Board of Directors for ratification. The Board of Directors typically meets monthly.

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

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as other real estate owned until it is sold. The real estate is recorded at estimated fair value at the date of acquisition, less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for credit losses. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs in maintaining the property are expensed as incurred. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. At December 31, 2025, we had $42,000 of real estate acquired as a result of foreclosure or by deed in lieu of foreclosure.

Modifications Made to Borrowers Experiencing Financial Difficulty. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules, or to provide for interest-only terms. These modifications are made only when a workout plan has been agreed to by the borrower that we believe is reasonable and attainable and in our best interests. At December 31, 2025, we had no modified loans.

Delinquent Loans. The following table sets forth our loan delinquencies (including non-accrual loans), by type and amount at the dates indicated.

	At December 31,
	2025			2024
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days Past	Days Past	or More	Days Past	Days Past	or More
	Due	Due	Past Due	Due	Due	Past Due

	(In thousands)
One-to-four family mortgages
Home equity lines of credit	$2,933	$1,194	$544	$2,925	$1,011	$956
Construction and land	72	—	—	—	—	—
Commercial real estate	130	—	—	332	—	119
Commercial and industrial	—	—	—	—	—	—
Consumer loans	—	—	—	91	—	—
Total	$3,135	$1,194	$544	$3,348	$1,011	$1,075

Non-Performing Assets. The following table sets forth information regarding our non-performing assets at the dates indicated. There were no non-accruing loans made to borrowers experiencing financial difficulty as of December 31, 2025 and 2024 included in non-accrual loans.

	At December 31,
	2025	2024

	(Dollars in thousands)
Non-accrual loans:
One-to-four family mortgages	$544	$956
Home equity lines of credit	—	—
Construction and land	—	119
Commercial real estate	—	—
Commercial and industrial	—	—
Consumer loans	—	—
Total non-accrual loans	$544	$1,075
Accruing loans past due 90 days or more	$—	$—
Real estate owned:
One-to-four family mortgages	—	—
Construction and land	42	42
Total real estate owned	42	42
Total non-performing assets	$586	$1,117
Total non-performing loans to total loans	0.14%	0.29%
Total non-accruing loans to total loans	0.14%	0.29%
Total non-performing assets to total assets	0.11%	0.21%

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

Our classified and special mention assets at the dates indicated were as follows:

	At December 31,
	2025	2024

	(In thousands)
Substandard assets	$1,251	$1,075
Total classified assets	$1,251	$1,075
Special mention assets	$2,006	$3,924
Real Estate Owned	$42	$42

Other Loans of Concern. At December 31, 2025, except for loans included in the above table, there were no other loans of concern for which we had information about possible credit problems of borrowers that caused us to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

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

The following table sets forth activity in our allowance for loan and lease losses for the periods indicated.

	At or For the Years Ended
	December 31,
	2025	2024

	(Dollars in thousands)
Allowance for credit losses on loans at beginning of period	$1,699	$2,802
Recovery of credit losses on loans	—	(1,100)
Charge-offs:
One-to-four family mortgages	—	—
Home equity lines of credit	—	3
Construction and land	—	—
Commercial real estate	—	—
Commercial and industrial	—	—
Consumer loans	—	—
Total charge-offs	—	3

Recoveries:
One-to-four family mortgages	—	—
Home equity lines of credit	—	—
Construction and land	—	—
Commercial real estate	—	—
Commercial and industrial	—	—
Consumer loans	—	—
Total recoveries	—	—

Net (charge-offs) recoveries	—	(3)

Allowance for credit losses on loans at end of period	$1,699	$1,699

Allowance for credit losses on unfunded commitments at beginning of period	15	125
Provision (recovery) for credit losses on unfunded commitments	10	(110)
Allowance for credit losses on unfunded commitments at end of period	25	15
Total allowance for credit losses	$1,724	$1,714

Allowance for credit losses on loans as a percentage of non-performing loans at end of period	312.32%	158.05%
Allowance for credit losses on loans as a percentage of total loans outstanding at end of period	0.45%	0.46%
Net (charge-offs) recoveries as a percentage of average loans outstanding during period	—%	—%

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

	At December 31,
	2025			2024
		Percent of			Percent of
		Allowance	Percent of		Allowance	Percent of
		in Each	Loans in		in Each	Loans in
		Category	Each		Category	Each
	Allowance for	to Total	Category	Allowance for	to Total	Category
	Credit Losses	Allocated	to Total	Credit Losses	Allocated	to Total
	on Loans	Allowance	Loans	on Loans	Allowance	Loans

	(Dollars in thousands)
One-to-four family mortgages	$1,202	90.24%	86.34%	$1,392	88.94%	90.34%
Home equity lines of credit	42	3.15	2.67	44	2.81	2.16
Construction and land	22	1.65	3.32	7	0.45	2.60
Commercial real estate	32	2.40	2.79	4	0.26	0.16
Commercial and industrial	34	2.55	3.77	118	7.54	3.74
Consumer loans	—	—	1.11	—	—	1.00
Total allocated allowance	$1,332	100.00%	100.00%	$1,565	100.00%	100.00%
Unallocated allowance	367			134
Total allowance	$1,699			$1,699

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

At December 31, 2025, our investment securities portfolio consisted of U.S. government agency securities, mortgage-backed securities issued by U.S. government-sponsored enterprises, and collateralized mortgage obligations.

At December 31, 2025, we also owned $585,000 of Federal Home Loan Bank of Dallas stock. As a member of the Federal Home Loan Bank of Dallas, we are required to purchase stock in the Federal Home Loan Bank of Dallas, which is carried at cost and classified as a restricted investment. At December 31, 2025, we also owned $350,000 of First National Bankers Bank stock, which is carried at cost and classified as a restricted investment.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At December 31,
	2025			2024
			Average
	Amount	Percent	Rate	Amount	Percent	Average Rate

	(Dollars in thousands)
Savings accounts	$76,419	19.44%	0.10%	$76,020	19.42%	0.10%
NOW accounts	56,280	14.31	0.03	53,921	13.77	0.03
Money market accounts	20,729	5.27	0.50	22,726	5.81	0.51
Certificates of deposit	239,734	60.98	3.72	238,809	61.00	3.82
Total	$393,162	100.00%		$391,476	100.00%

At December 31, 2025 and December 31, 2024, the aggregate amount of all uninsured deposits (deposits in excess of the Federal Deposit Insurance limit of $250,000) was $91.5 million and $86.4 million, respectively.

At December 31, 2025 and December 31, 2024, the aggregate amount of all uninsured certificates of deposit was $50.2 million and $48.3 million, respectively.

At December 31, 2025 and December 31, 2024, we had no deposits that were uninsured for any reason other than being in excess of the Federal Deposit Insurance Corporation limit.

The following table sets forth the maturity of our uninsured certificates of deposit at December 31, 2025.

At December 31, 2025
(In thousands)
Maturity Period:
Three months or less	$19,203
Over three through six months	20,099
Over six through twelve months	10,247
Over twelve months	681
Total	$50,230

Borrowings. We may obtain advances from the Federal Home Loan Bank of Dallas upon the security of our capital stock in it and our one- to four-family residential real estate portfolio. We may utilize these advances for asset/liability management purposes and for additional funding for our operations. Advances may be made under several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2025, we had $-0- in outstanding advances. At December 31, 2025, based on available collateral and our ownership of Federal Home Loan Bank of Dallas common stock, we had access to up to $188.7 million of advances. For further information, see note 8 of the notes to consolidated financial statements.

At December 31, 2025, we also had a $27.2 million credit facility and a $15 million credit facility with two correspondent banks, with no outstanding balance under either facility at that date.

Human Capital Resources

As of December 31, 2025, we had 66 full-time employees and 1 part-time employee. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2025, Fifth District complied with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2025, Fifth District complied with the qualified thrift lender test, with a percentage of qualified thrift investments to total assets of approximately 101.3%.

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

At December 31, 2025, Fifth District met the criteria for being considered “well capitalized.” For further information, see note 10 to the notes to consolidated financial statements.

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

Federal Home Loan Bank System

Fifth District is a member of the Federal Home Loan Bank of Dallas, which is one of 11 regional Federal Home Loan Banks in the Federal Home Loan Bank System. The Federal Home Loan Bank of Dallas provides a central credit facility primarily for its member institutions. Members of the Federal Home Loan Bank of Dallas are required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Dallas. Fifth District complied with this requirement at December 31, 2025. Based on redemption provisions of the Federal Home Loan Bank of Dallas, the stock has no quoted market value and is carried at cost. Fifth District reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Fifth District stock. At December 31, 2025, no impairment was recognized.

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

For Fifth District Bancorp to be regulated by the Federal Reserve Board as savings and loan holding company rather than as a bank holding company, Fifth District must qualify as a “qualified thrift lender” under federal regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At December 31, 2025, Fifth District maintained approximately 101.3% of its portfolio assets in qualified thrift investments and complied with the qualified thrift lender requirement.

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

Minimum Tax. The alternative minimum tax (“AMT”) for corporations has been repealed for tax years beginning after December 31, 2017. Any unused minimum tax credit of a corporation may be used to offset regular tax liability for any tax year. In addition, a portion of unused minimum tax credit was refundable in 2018 through 2021. The refundable portion is 50% (100% in 2021) of the excess of the minimum tax credit for the year over any credit allowable against regular tax for that year. At December 31, 2025, Fifth District had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a corporation may carry forward net operating losses generated in tax years beginning after December 31, 2017 indefinitely and can offset up to 80% of taxable income. At December 31, 2025, Fifth District $896,000 in net operating loss carryforwards.

Capital Loss Carryovers. Generally, a corporation may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2025, Fifth District had no capital loss carryovers.

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

Our board of directors has approved management committees including the Information Technology Steering Committee, which focuses on technology impact, and its business impact. This committee provides oversight and governance of the technology program and the information security program. This committee includes the Information Security Officer (Corporate Secretary), the Computer Systems Operation Manager, the virtual Chief Information Officer and other members of senior management. This committee generally meets quarterly to provide oversight of the risk management strategy, standards, policies, practices, controls, and mitigation and prevention efforts employed to manage security risks. More frequent meetings occur from time to time in accordance with the Incident Response Plan in order to facilitate timely informing and monitoring efforts. The Computer Systems Operations Manager and Virtual Chief Information Officer reports summaries of key issues, including significant cybersecurity and/or privacy incidents, discussed at committee meetings and the actions taken to the board of directors on an annual basis (or more frequently as may be required by the Incident Response Plan).

The board of directors is responsible for overseeing our information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. The board of directors reviews and approves our information security and technology budgets and strategies annually.

ITEM 2. Properties

At December 31, 2025, the net book value of our properties (including land, buildings and improvements, and furniture and fixtures) was $11.6 million. The following table sets forth information regarding our offices at December 31, 2025.

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

ITEM 3. Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2025, we were not involved in any legal proceedings, the outcome of which we believe would be material to our consolidated financial condition or results of operations.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Fifth District Bancorp’s common stock is listed on the Nasdaq Capital Market under the symbol “FDSB.” As of December 31, 2025, we had 345 stockholders of record (excluding persons or entities holding stock in street name through various brokerage firms), and 5,349,039 shares of common stock outstanding.

To date, Fifth District Bancorp has not paid any cash dividends to our stockholders. The payment and amount of any dividend payments is subject to statutory and regulatory limitations, and depends upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; tax considerations; and general economic conditions.

There were no sales of unregistered equity securities during the quarter ended December 31, 2025.

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended December 31, 2025:

			Total Number of	Maximum
			Shares	Number of Shares
			Purchased as	That May Yet be
	Total Number	Average Price	Part of Publicly	Purchased Under
	of Shares	Paid Per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs (1)	Programs
October 1, 2025 through October 31, 2025	22,153	$ 13.54	22,153	497,071
November 1, 2025 through November 30, 2025	42,417	13.29	42,417	454,654
December 1, 2025 through December 31, 2025	109,141	14.31	109,141	345,513
Total	173,711	13.72	173,711	345,513
(1)	On August 25, 2025, the Company authorized a stock repurchase program for up to 555,947 shares of its common stock, representing 10% of shares then outstanding. The program was publicly announced on the same date. The Company intends to conduct the repurchases on the open market, including by means of a trading plan adopted under SEC Rule 10b5-1, subject to market conditions and other factors. There is no guarantee as to the number of shares that the Company may ultimately repurchase. The Company may suspend or discontinue the program at any time.

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

Business Strategy

Our principal objective is to build long-term value for our stockholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers by emphasizing personalized and efficient customer service. Highlights of our current business strategy include:

●	Continue to focus on originating fixed-rate one- to four-family residential mortgage loans for retention in our portfolio. We are primarily a fixed-rate one- to four-family residential mortgage loan lender for borrowers in our primary market area. At December 31, 2025, $325.8 million, or 86.3% of our total loan portfolio, consisted of residential mortgage loans. We expect residential mortgage lending to remain our primary lending activity.
●	Continue to moderately increase our commercial and industrial loan portfolio. To a limited extent, we have originated and purchased commercial real estate loans, commercial and industrial loans, and loan participations from other lenders and investors. At December 31, 2025, $24.8 million, or 6.6% of our total loan portfolio, consisted of commercial real estate, commercial and industrial loans, and loan participations. These loans are higher-yielding and have shorter terms, which helps to mitigate interest rate risk, than one- to four-family residential mortgage loans.
●	Maintain our strong asset quality through conservative loan underwriting. We intend to maintain strong asset quality through what we believe are our conservative underwriting standards and credit monitoring processes. At December 31, 2025, our nonperforming assets totaled $586,000, or 0.1% of total assets.
●	Continue efforts to grow low-cost “core” deposits. We consider our core deposits to include all deposits other than certificates of deposit. We will continue our efforts to increase our core deposits, both retail and commercial, to provide a stable source of funds to support loan growth at costs consistent with improving our interest rate spread and net interest margin. Core deposits totaled $153.4 million, or 39.0% of total deposits, at December 31, 2025.
●	Remain a community-oriented institution and rely on high quality service to maintain and build a loyal local customer base. We were established in 1926. By servicing all the loans we originate our loan customers are able to deal directly with us when questions may arise about their loans. Through the goodwill we have developed over years of providing timely, efficient banking services, we believe that we have been able to attract a loyal base of local retail customers on which we expect to continue to build our banking business.
●	Grow organically and through opportunistic branching and/or acquisitions. We intend to grow our balance sheet organically on a managed basis, and the capital we raised in the stock offering has enabled us to increase our lending and investment capacity. In addition to organic growth, we may also consider expansion opportunities in our market area or in contiguous markets that we believe would enhance both our franchise value and stockholder returns. These opportunities may include

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

We consider the following accounting policies to be our critical accounting policies:

Allowance for Credit Losses. Allowance for credit losses represents management’s estimate of lifetime credit losses in loans as of the balance sheet date using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

Deferred Taxes. Deferred income tax assets and liabilities are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events recognized in the financial statements. A valuation allowance may be established to the extent necessary to reduce the deferred tax asset to a level at which it is “more likely than not” that the tax asset or benefit will be realized. Realization of tax benefits depends on having sufficient taxable income, available tax loss carrybacks or credits, the reversal of taxable temporary differences and/or tax planning strategies within the reversal period, and that current tax law allows for the realization of recorded tax benefits.

Fair Value Measurements. Certain assets and liabilities are measured at fair value on a recurring basis, including securities and derivative instruments. Assets and liabilities carried at fair value inherently include subjectivity and may require the use of significant assumptions, adjustments and judgment including, among others, discount rates, rates of return on assets, cash flows, default rates, loss rates, terminal values and liquidation values. A significant change in assumptions may result in a significant change in fair value, which in turn, may result in a higher degree of financial statement volatility and could result in significant impact on our results of operations, financial condition or disclosures of fair value information.

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

	At December 31,
	2025	2024

	(In thousands)
Selected Financial Condition Data:
Total assets	$534,394	$527,307
Cash and cash equivalents	33,852	37,916
Investment securities available-for-sale	99,077	92,987
Loans receivable, net	376,391	367,333
Premises and equipment, net	11,636	11,923
Bank owned life insurance	7,689	10,685
Deferred tax asset, net	1,722	2,447
Deposits	393,162	391,476
Federal Home Loan Bank advances	—	—
Total stockholders' equity	129,757	125,775

	For the Years Ended December 31,
	2025	2024

	(In thousands)
Selected Operating Data:
Total interest and dividend income	$22,058	$19,277
Total interest expense	9,210	9,221
Net interest income	12,848	10,056
Provision for (Recovery of) credit losses	10	(1,210)
Net interest income after provision for (recovery of) credit losses	12,838	11,266
Total non-interest income	4,430	11
Total non-interest expense	13,083	12,713
Income (loss) before income taxes	4,185	(1,436)
Provision (benefit) for income taxes	97	(358)
Net income (loss)	$4,088	$(1,078)

	At or For the Years Ended December 31,
	2025	2024

Performance Ratios:
Return on average assets	0.76%	(0.21)%
Return on average equity	3.17	(0.98)
Interest rate spread (1)	2.04	1.68
Net interest margin (2)	2.55	2.13
Noninterest expense as a percentage of average assets	2.44	2.52
Efficiency ratio (3)	75.72	126.28
Average interest-earning assets as a percentage of average interest-bearing liabilities	127.93	123.06

Capital Ratios (Bank only):
Average equity as a percentage of average assets	24.04%	21.75%
Total capital as a percentage of risk-weighted assets	41.79	43.91
Tier 1 capital as a percentage of risk-weighted assets	41.17	43.24
Common equity Tier 1 capital as a percentage of risk-weighted assets	41.17	43.24
Tier 1 capital as a percentage of average assets	21.07	20.78

Asset Quality Ratios:
Allowance for credit losses on loans as a percentage of total loans	0.45%	0.46%
Allowance for credit losses on loans as a percentage of non-performing loans	312.32	158.05
Allowance for credit losses on loans as a percentage of non-accrual loans	312.32	158.05
Non-accrual loans as a percentage of total loans	0.14	0.29
Net recoveries (charge-offs) as a percentage of average outstanding loans	—	—
Non-performing loans as a percentage of total loans	0.14	0.29
Non-performing loans as a percentage of total assets	0.10	0.20
Total non-performing assets as a percentage of total assets	0.11	0.21

Other Data:
Number of offices	7	7
Number of full-time employees	66	67
Number of part-time employees	1	1
(1)	Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents noninterest expenses divided by the sum of net interest income and noninterest income.

Comparison of Financial Condition at December 31, 2025 and December 31, 2024

Total Assets. Total assets were $534.4 million at December 31, 2025, an increase of $7.1 million, or 1.3%, compared to $527.3 million at December 31, 2024. This increase is primarily due to $6.1 million increase in investment securities available-for-sale, and $9.1 million increase in loans receivable, net offset by a $4.1 million decrease in cash and cash equivalents, and a $3.0 million decrease in bank owned life insurance.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $4.1 million, or 10.7%, to $33.9 million at December 31, 2025 from $37.9 million at December 31, 2024. This decrease is primarily due to the purchase of investments available for sale and the origination of loans, primarily commercial real estate loans.

Investment Securities Available-For-Sale. Investment securities available-for-sale increased $6.1 million, or 6.5%, to $99.1 million at December 31, 2025 from $93.0 million at December 31, 2024. Securities purchased totaled $18.3 million, and calls, maturities, and repayments totaled $15.9 million. Adding to the increase was a fair market value adjustment of $3.8 million

Loans Receivable, Net. Loans receivable, net, increased by $9.1 million, or 2.5%, to $376.4 million at December 31, 2025 from $367.3 million at December 31, 2024. Loan originations were $58.5 million and loan repayments totaled $49.4 million. Commercial loans increased by $10.4 million, primarily from the origination of commercial real estate loans, and commercial and industrial loans, 1-4 single family mortgages decreased by $6.9 million, home equity loans increased by $2.1 million, and construction and land loans increased by $3.0 million.

Deposits. Deposits increased by $1.7 million, or 0.4%, to $393.2 million at December 31, 2025, from $391.5 million at December 31, 2024. Certificates of deposit increased $925,000, or 0.4%, to $239.7 million at December 31, 2025, from $238.8 million at December 31, 2024. The majority of the increase in certificates of deposit was driven by new customer activity and migration from lower yielding money markets and savings accounts. NOW accounts increased $2.4 million, or 4.4%, to $56.3 million at December 31, 2025, from $53.9 million at December 31, 2024. MMDA accounts decreased $2.0 million, or 8.8%, to $20.7 million at December 31, 2025, from $22.7 million at December 31, 2024. Savings Accounts increased $399,000, or 0.5%, to $76.4 million at December 31, 2025, from $76.0 million at December 31, 2024.

Total Stockholders’ Equity. Total stockholders’ equity increased by $4.0 million, or 3.2%, to $129.8 million at December 31, 2025, from $125.8 million at December 31, 2024. The increase resulted primarily from the accumulated other comprehensive loss (as a result of market value adjustment of investment securities available-for-sale due to the rise in market interest rates during the period) declining $2.5 million and retained earnings increasing $3.2 million due to the net income for the year offset by the $2.0 million decrease in additional paid-in capital as we deploy excess capital to repurchase shares of our common stock.

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

	For the Year Ended December 31,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$27,943	$1,101	3.94%	$28,246	$1,418	5.02%
Investment securities available-for-sale	98,902	4,083	4.13	76,068	2,574	3.38
Loans receivable, net	376,887	16,841	4.47	366,986	15,253	4.16
Restricted stock	920	33	3.59	892	32	3.59
Total interest-earning assets	504,652	22,058	4.37	472,192	19,277	4.08
Noninterest-earning assets	31,001			32,576
Total assets	$535,653			$504,768

Interest-bearing liabilities:
Savings accounts	$77,186	77	0.10%	$80,656	81	0.10%
NOW accounts	53,904	14	0.03	43,564	13	0.03
Money market accounts	21,172	106	0.50	23,565	120	0.51
Certificates of deposit	242,215	9,013	3.72	235,851	9,003	3.82
Total interest-bearing deposits	394,477	9,210	2.33	383,636	9,217	2.40
Federal Home Loan Bank advances	—	—	—	87	4	4.60
Total interest-bearing liabilities	394,477	9,210	2.33	383,723	9,221	2.40
Noninterest-bearing demand deposits	1,697			1,168
Other noninterest-bearing liabilities	10,699			10,110
Total liabilities	406,873			395,001
Total stockholders' equity	128,780			109,767
Total liabilities and stockholders' equity	$535,653			504,768
Net interest income		$12,848			$10,056
Net interest rate spread (1)			2.04%			1.68%
Net interest-earning assets (2)	$110,175			$88,469
Net interest margin (3)			2.55%			2.13%
Average interest-earning assets to interest-bearing liabilities			127.93%			123.06%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31, 2025 vs. 2024
	Increase (Decrease) Due to:		Total Increase
	Volume	Rate	(Decrease)
		(In thousands)
Interest-earning assets:
Cash and cash equivalents	$(15)	$(302)	$(317)
Investment securities available-for-sale	773	736	1,509
Loans receivable, net	412	1,176	1,588
Restricted stock	1	—	1
Total interest-earning assets	1,171	1,610	2,781

Interest-bearing liabilities:
Savings accounts	(3)	(1)	(4)
NOW accounts	3	(2)	1
Money market accounts	(12)	(2)	(14)
Certificates of deposit	243	(233)	10
Total deposits	231	(238)	(7)
Federal Home Loan Bank advances	(4)	—	(4)
Total interest-bearing liabilities	227	(238)	(11)

Change in net interest income	$944	$1,848	$2,792

Comparison of Operating Results for the Years Ended December 31, 2025 and December 31, 2024

General. Net income (loss) for the year ended December 31, 2025, was $4.1 million, an increase of $5.2 million, or 479.2%, compared to ($1.1) million for the year ended December 31, 2024. The increase in net income was primarily from an increase in interest income of $2.8 million, an increase in non-interest income of $4.4 million mainly due to a gain on bank owned life insurance proceeds, partially offset by a decrease in recovery of credit losses on loans of $1.2 million, a $370,000 increase in non-interest expense, and a $455,000 decrease in the (benefit) for income taxes.

Interest Income. Interest and dividend income increased by $2.8 million, or 14.4%, to $22.1 million for the year ended December 31, 2025, compared to $19.3 million for the year ended December 31, 2024. The increase is attributed to a $1.6 million, or 10.4%, increase in interest on loans, a $1.5 million, or 58.6%, increase in interest on investment securities available-for-sale, offset by a $316,000, or 2.2%, decrease in other interest-earning assets.

During the year ended December 31, 2025, average loans receivable, net, increased by $9.9 million, or 2.7%, from year ended December 31, 2024. The average yield on loans increased to 4.47% for the year ended December 31, 2025, from 4.16% for the year ended December 31, 2024, due to the making higher yielding loans such as commercial loans.

The average balance of investment securities available-for-sale increased $22.8 million, or 30.0%, to $98.9 million for the year ended December 31, 2025, from $76.1 million for the year ended December 31, 2024. The average yield on available-for-sale investment securities increased to 4.13% for the year ended December 31, 2025, from 3.38% for the year ended December 31, 2024. The increase in the average yield on available-for-sale investment securities was primarily due to reinvesting in higher yielding securities.

Interest income on cash and cash equivalents, comprised primarily of overnight deposits, decreased by $317,000, or 22.4%, for the year ended December 31, 2025, primarily due to a decrease in the average balance of cash and cash equivalents by $303,000 to $27.9 million for the year ended December 31, 2025, from $28.2 million for the year ended December 31, 2024. The average yield decreased to 3.94% for year ended December 31, 2025, from 5.02% for the year ended December 31, 2024.  The decrease in average yield was due to the decrease in market interest rates.

Interest Expense. Total interest expense decreased $11,000 or 0.1%, to $9.2 million for the year ended December 31, 2025, compared to $9.2 million for the year ended December 31, 2024. The decrease was primarily due to the decrease in the average cost of deposits to 2.33% for the year ended December 31, 2025, from 2.40% for the year ended December 31, 2024, reflecting the decreasing market interest rate environment. The average balance of interest-bearing deposits increased by $10.8 million, or 2.8%, to $394.5 million for the year ended December 31, 2025, from $383.6 million for the year ended December 31, 2024.

Net Interest Income. Net interest income increased $2.8 million, or 27.8%, to $12.8 million for the year ended December 31, 2025, compared to $10.1 million for the year ended December 31, 2024. The interest rate spread increased to 2.04% for the year ended December 31, 2025 from 1.68% for the year ended December 31, 2024, while average net interest-earning assets increased $21.7 million period-to-period. The net interest margin increased to 2.55% for the year ended December 31, 2025, from 2.13% for the year ended December 31, 2024. The average yield on interest-earning assets increased from 4.08% for the year ended December 31, 2024, to 4.37% for the year ended December 31, 2025. The average rate paid on interest-bearing liabilities decreased from 2.40% for the year ended December 31, 2024, to 2.33% for the year ended December 31, 2025, primarily due to a decrease in the average rate paid on certificates of deposit from 3.82% in 2024 to 3.72% in 2025. The decrease in the average rate paid on certificates of deposit was attributed to decreasing market interest rates. The average balance of certificates of deposit increased from $235.9 million as of December 31, 2024, to $242.2 million as December 31, 2025, while over the same period the average balance of savings accounts decreased from $80.7 million to $77.2 million, and the average balance of money market accounts decreased from $23.6 million to $21.2 million.

Provision (Recovery) for Credit Losses. The provision for credit losses on loans was $-0- for the year ended December 31, 2025, compared to ($1.1 million) for the year ended December 31, 2024. The allowance for credit losses on loans represented 0.45% of total loans at December 31, 2025, and 0.46% of total loans at December 31, 2024. The recovery of credit losses is based on our evaluation of the adequacy of the allowance for credit losses throughout the reporting period.

The provision of credit losses on unfunded commitments was $10,000 for the year ended December 31, 2025 compared to a ($110,000) on unfunded commitments for the year ended December 31, 2024. The increase in the provision was primarily due to an increase on the unfunded balance of construction loans in process. The recovery of credit losses on unfunded commitments is based on an evaluation of the historical usage rate.

Total non-performing loans were $544,000 at December 31, 2025, and $1.1 million December 31, 2024. Classified loans totaled $1.3 million at December 31, 2025, compared to $1.1 at December 31, 2024, and total past due greater than 30 days were $4.9 million and $5.4 million at those respective dates. As a percentage of nonperforming loans, the allowance for credit losses on loans was 312.3% at December 31, 2025, 158.0% at December 31, 2024.

.Noninterest Income. Non-interest income increased $4.4, or 4017.3% to $4.4 million for the year ended December 31, 2025, compared to $11,000 for the year ended December 31, 2024. A $1.1 million realized loss on the sale of investment securities available-for-sale was recorded for the year ended December 31, 2024, compared to no such realized losses recorded for the year ended December 31, 2025.  A $3.5 million gain on bank owned life insurance proceeds was recorded for the year ended December 31, 2025, while no such gain was recorded for the year ended December 31, 2024.  A $141,000 gain on sale of premises and equipment was recorded for the year ended December 31, 2024, while no such gain was recorded for the year ended December 31, 2025. A gain on real estate owned of $14,000 was recorded for the year ended December 31, 2025, while no such gain was recorded for the year ended December 31, 2024.

Noninterest Expense. Noninterest expense increased $370,000, or 2.9%, to $13.1 million for the year ended December 31, 2025, compared to $12.7 million for the year ended December 31, 2024. The increase was primarily due to an increase in salaries and employee benefits of $958,000 or 14.3%, an increase in occupancy and equipment expense of $210,000, or 11.5%, an increase in professional and legal fees of $136,000, or 70.1%, an increase in data processing expense of $125,000, or 10.6%, an increase in audit and examination fees of $28,000, or 9.2%, partially offset by a $37,000, or 13.4% decrease in directors fees, a $1.3 million, or 99.7%, decrease in charitable contributions from establishing the Fifth District Community Foundation Inc. in  2024, and a $26,000, or 19.8% decrease in advertising. The increase in salaries and employee benefits is mainly from a death benefit paid to the intended beneficiaries of the late President and Chief Executive Officer from the proceeds of the bank owned life insurance.

Provision (benefit) for Income Taxes. The provision (benefit) for income taxes increased by $455,000, or 127.1%, to $97,000 for the year ended December 31, 2025, compared to ($358,000) for the year ended December 31, 2024. The increase was due to a $5.6 million, or 391.4%, increase in pretax income. The effective tax rate was 21% for both years.

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

The following table sets forth, as of December 31, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. All estimated changes presented in the table are within the policy limits established by the board of directors.

At December 31, 2025
				EVE as a Percentage of Present Value
				of Assets (3)
		Estimated Increase (Decrease) in			Increase
		EVE			(Decrease)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)

400	$64,101	$(58,200)	(47.59)%	15.83%	(921)
300	75,621	(46,680)	(38.17)%	17.92%	(712)
200	90,623	(31,678)	(25.90)%	20.46%	(458)
100	106,649	(15,652)	(12.80)%	22.91%	(213)
Level	122,301	—	—%	25.04%	—
(100)	133,457	11,156	9.12%	26.14%	110
(200)	141,983	19,682	16.09%	26.68%	164
(300)	146,710	24,409	19.96%	26.58%	154
(400)	148,805	26,504	21.67%	26.06%	102
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2025, we would experience 25.90% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 16.09% increase in EVE in the event of an instantaneous 200 basis point decrease in interest rates.

Change in Net Interest Income. The following table sets forth, at December 31, 2025, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. All estimated changes presented in the table are within the policy limits established by the board of directors.

At December 31, 2025
Change in Interest Rates	Net Interest Income Year 1
(basis points) (1)	Forecast	Year 1 Change from Level
	(Dollars in thousands)

400	$9,340	(33.34)%
300	10,508	(25.00)
200	11,689	(16.57)
100	12,848	(8.30)
Level	14,011	—
(100)	14,445	3.10
(200)	14,794	5.59
(300)	15,020	7.21
(400)	15,241	8.78
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at December 31, 2025, we would have experienced a 16.57% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 5.59% increase in net interest income in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Dallas and from two correspondent banks and, until March 11, 2024, had the ability to obtain advances under the Federal Reserve Board’s Bank Term Funding Program. Under the terms of the Bank Term Funding Program, advances cannot be obtained after March 11, 2024. At December 31, 2025, we had $-0- of outstanding advances under the Bank Term Funding Program. At December 31, 2025, we had no outstanding advances from the Federal Home Loan Bank of Dallas.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For additional information, see the Consolidated Statements of Cash Flows.

We believe we maintain a strong liquidity position, and are committed to maintaining it. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

Fifth District Bancorp is a separate legal entity from Fifth District and must provide for its own liquidity to pay its operating expenses and other financial obligations. Fifth District Bancorp’s primary source of income is dividends received from Fifth District. The amount of dividends that Fifth District may declare and pay to Fifth District Bancorp is governed by applicable bank regulations. At December 31, 2025, Fifth District Bancorp (on an unconsolidated basis) had liquid assets of $19.2 million.

At December 31, 2025, Fifth District was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see note 10 to the notes to consolidated financial statements.

Off-Balance Sheet Arrangements. At December 31, 2025, we had $35.9 million of outstanding commitments to originate loans, which primarily consists of HELOC’s totaling $17.4 million, construction loans totaling $14.2 million, and Board approved loans totaling $3.1 million. At December 31, 2025, certificates of deposit that are scheduled to mature on or before December 31, 2026 totaled $224.1 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may raise interest rates on deposits to attract new accounts or utilize Federal Home Loan Bank of Dallas advances, which may result in higher levels of interest expense.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 274)

To the Board of Directors

Fifth District Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Fifth District Bancorp, Inc. (the “Company”) as of December 31, 2025, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2025.

/s/ EISNERAMPER LLP

Metairie, Louisiana

March 24, 2026

Report of Independent Registered Public Accounting Firm (PCAOB ID 149)

To the Stockholders and Board of Directors

Fifth District Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fifth District Bancorp, Inc. and its subsidiary (the “Company”) as of December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We served as the Company's auditor from 2023 to 2024.

/s/ Elliott Davis, LLC

Franklin, Tennessee

March 26, 2025

ITEM 8.Financial Statements and Supplementary Data

FIFTH DISTRICT BANCORP, INC.

Consolidated Balance Sheets

	December 31,	December 31,
(in thousands, except per share amounts)	2025	2024
Assets
Cash and Due from Banks	$4,993	$5,850
Interest-Bearing Deposits at Other Financial Institutions	28,859	32,066
Total Cash and Cash Equivalents	33,852	37,916

Investment Securities Available-for-Sale, at Fair Value (amortized cost $104,010 and $101,712 respectively)	99,077	92,987
Restricted Stock	935	910
Loans Receivable, Net of Unearned Income	378,090	369,032
Allowance for Credit Losses	(1,699)	(1,699)
Loans Receivable, Net	376,391	367,333
Bank Owned Life Insurance	7,689	10,685
Premises and Equipment, Net	11,636	11,923
Accrued Interest Receivable	1,999	1,967
Real Estate Owned	42	42
Deferred Tax Asset, Net	1,722	2,447
Other Assets	1,051	1,097

Total Assets	$534,394	$527,307

Liabilities and Stockholders' Equity
Liabilities
Deposits
Interest-Bearing	$391,364	389,860
Noninterest-Bearing	1,798	1,616
Advances from Borrowers for Taxes, Insurance, and Repairs	6,178	5,280
Other Liabilities	5,297	4,776

Total Liabilities	404,637	401,532

Stockholders' Equity
Preferred Stock - $0.01 Par Value; 1,000,000 Shares Authorized, None Issued and Outstanding at December 31, 2025 and 2024	—	—
Common Stock - $0.01 Par Value; 20,000,000 Shares Authorized: 5,349,039 and 5,559,473 Shares Issued and Outstanding at December 31, 2025 and December 31, 2024	54	56
Additional Paid-In Capital	51,195	53,163
Unearned ESOP Stock	(4,005)	(4,226)
Retained Earnings	86,941	83,693
Accumulated Other Comprehensive Loss	(4,428)	(6,911)

Total Stockholders' Equity	129,757	125,775

Total Liabilities and Stockholders' Equity	$534,394	$527,307

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Operations

	Years Ended December 31,
(in thousands)	2025	2024
Interest and Dividend Income
Loans, Including Fees	$16,841	$15,253
Investment Securities	4,083	2,574
Other Interest-Earning Assets	1,134	1,450

Total Interest and Dividend Income	22,058	19,277

Interest Expense
Deposits	9,210	9,217
Short-Term Federal Home Loan Bank Advances	—	4

Total Interest Expense	9,210	9,221

Net Interest Income	12,848	10,056

Recovery of Credit Losses on Loans	—	(1,100)
Provision for (Recovery of) Credit Losses on Unfunded Commitments	10	(110)

Total Provision for (Recovery of) Credit Losses	10	(1,210)

Net Interest Income After Provision for (Recovery of) Credit Losses	12,838	11,266

Non-Interest Income
Deposit Service Charges and Fees	212	217
ATM and Check Card Fees	393	402
Bank Owned Life Insurance	304	353
Loss on Investments Securities	—	(1,144)
Gain on Sale of Premises and Equipment	—	141
Gain on Sale of Real Estate Owned	14	—
Gain on Insurance Proceeds	3,469	—
Other	38	42

Total Non-Interest Income	4,430	11

Non-Interest Expense
Salaries and Employee Benefits	7,667	6,709
Occupancy and Equipment	2,030	1,820
Federal Deposit Insurance	215	205
Directors	240	277
Professional and Legal	330	194
Audit and Examination	332	304
Data Processing	1,304	1,179
Advertising	105	131
Charitable Contributions	4	1,281
Other	856	613

Total Non-Interest Expense	13,083	12,713

Income (Loss) Before Income Taxes	4,185	(1,436)

Income Tax Expense (Benefit)	97	(358)

Net Income (Loss)	$4,088	$(1,078)

Income (Loss) per Share - Basic and Diluted	$0.80	$(0.21)

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(in thousands)	2025	2024
Net Income (Loss)	$4,088	$(1,078)

Other Comprehensive Income
Unrealized Net Gain (Loss) on Investment Securities Available-for-Sale Arising During the Period	3,792	(965)

Reclassification Adjustment for Net Losses Realized	—	1,144

Net Loss on Defined Benefit Pension Plan	(649)	(101)

Tax Effect	(660)	(16)

Total Other Comprehensive Income	2,483	62

Comprehensive Income (Loss)	$6,571	$(1,016)

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Stockholders’ Equity

Year ended December 31, 2025 and December 31, 2024

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-In	ESOP	Retained	Comprehensive	Stockholders'
(in thousands, except share amounts)	Stock	Capital	Shares	Earnings	Loss	Equity
Balance at December 31, 2023	$—	$—	$—	$84,771	$(6,973)	$77,798

Net Loss	—	—	—	(1,078)	—	(1,078)

Other Comprehensive Income	—	—	—	—	62	62

Issuance of Common Stock, Net of Offering Expense	56	53,139	(4,448)	—	—	48,747

ESOP Shares Released for Allocation	—	24	222	—	—	246

Balance at December 31, 2024	$56	$53,163	$(4,226)	$83,693	$(6,911)	$125,775

Balance at December 31, 2024	56	53,163	(4,226)	83,693	(6,911)	125,775

Net Income	—	—	—	4,088	—	4,088

Other Comprehensive Income	—	—	—	—	2,483	2,483

Repurchase of Common Stock (210,434 Shares)	(2)	(2,102)	—	(840)	—	(2,944)

ESOP Shares Released for Allocation	—	66	221	—	—	287

Stock-Based Compensation	—	68	—	—	—	68

Balance at December 31, 2025	$54	$51,195	$(4,005)	$86,941	$(4,428)	$129,757

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
(in thousands)	2025	2024
Cash Flows from Operating Activities
Net Income (Loss)	$4,088	$(1,078)
Adjustments to Reconcile Net Income (Loss) to Net
Cash Provided by (Used in) Operating Activities
Provision for (Recovery of) Credit Losses	10	(1,210)
Gain on Insurance Proceeds	(3,469)	—
Gain on Sale of Premises and Equipment	—	(141)
Gain on Sale of Real Estate Owned	(14)	—
Depreciation	671	694
Net Accretion of Deferred Loan Costs	(55)	(11)
Net Amortization on Investment Securities	128	248
Loss on Sale of Investment Securities	—	1,144
Federal Home Loan Bank Stock Dividend	(25)	(29)
Deferred Tax Expense (Benefit)	65	(400)
Increase in Cash Surrender Value on Bank Owned Life Insurance	(304)	(353)
ESOP Compensation Expense	287	246
Stock-Based Compensation	68	—
Changes in Operating Assets and Liabilities
Accrued Interest Receivable	(32)	(210)
Other Assets	46	(95)
Other Liabilities	(138)	141

Net Cash Provided by (Used in) Operating Activities	1,326	(1,054)

Cash Flows from Investing Activities
Proceeds from Sale or Maturities of Investment Securities
Available-for-Sale	15,877	28,051
Purchases of Investment Securities Available-for-Sale	(18,303)	(54,350)
Increase in Loans Receivable, Net	(9,133)	(1,184)
Bank Owned Life Insurance Proceeds	6,769	—
Proceeds from Sale of Real Estate Owned	144	—
Proceeds from Sale of Premises and Equipment	—	509
Purchases of Premises and Equipment	(384)	(510)

Net Cash Used in Investing Activities	(5,030)	(27,484)

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Cash Flows (Continued) (Unaudited)

(in thousands)

	Year Ended
	December 31,
	2025	2024
Cash Flows from Financing Activities
Increase in Deposits, Net	1,686	1,473
Federal Home Loan Bank Advances	—	(4,000)
Increase in Advances by Borrowers for Taxes, Insurance and Repairs	898	928
(Repurchase) Net Proceeds from Issuance of Common Stock	(2,944)	48,747

Net Cash Provided by (Used in) Financing Activities	(360)	47,148

Net Increase (Decrease) in Cash and Cash Equivalents	(4,064)	18,610

Cash and Cash Equivalents, Beginning of Year	37,916	19,306

Cash and Cash Equivalents, End of Year	$33,852	$37,916

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for Interest	$9,278	8,975
Cash Paid During the Period for Taxes	$—	—

Non-Cash Investing and Financing Activities
Real Estate Owned Acquired Through Foreclosure	$130	$—

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies (Unaudited)

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

Principles of Consolidation

The consolidated financial statements as of and for the period ended December 31, 2025 include the amounts of Fifth District Bancorp and its wholly-owned subsidiary, Fifth District. All intercompany transactions and balances have been eliminated.

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

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

Cash and due from banks include bank deposit accounts aggregating approximately $25,808,000 and $27,065,000 in excess of the Federal Deposit Insurance Corporation limit of $250,000 per insured account on December 31, 2025 and December 31, 2024, respectively. The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

The Company may be required to maintain cash reserves with the Federal Reserve Bank. The requirement is dependent upon the Company’s cash on hand or noninterest-bearing balances. There was no reserve requirement as of December 31, 2025, and December 31, 2024.

Investment Securities

Debt securities classified as held-to-maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are carried at cost, adjusted for amortization of premium and accretion of discounts. Purchase premiums and discounts are recognized in interest income using the effective interest method over the terms of the securities, identified as the call date as to premiums and maturity date as to discounts. The Company held no held-to-maturity securities as of December 31, 2025 or December 31, 2024.

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

Debt securities that are classified as trading are acquired and held principally for the purpose of selling in the near term. These securities are carried at estimated fair value by a third-party pricing service with any unrealized gains or losses included in net income and reported in non-interest income in the consolidated statements of operations. The Company held no trading securities as of December 31, 2025 or December 31, 2024.

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

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

Changes in the allowance for credit loss are recorded as provision for (or recovery of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2025 and December 31, 2024, there was no allowance for credit loss related to the available-for-sale portfolio.

Accrued interest receivable on available-for-sale securities totaled approximately $411,000 and $348,000 at December 31, 2025 and December 31, 2024, respectively, and was excluded from the estimate of credit losses.

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs.

Accrued interest receivable related to loans totaled approximately $1,588,000 and $1,619,000 at December 31, 2025, and December 31, 2024, respectively, and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance as earned using the interest method over the life of the loan. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment to the related loan’s yield using the effective interest method over the contractual life of the loan.

The accrual of interest is generally discontinued when a loan becomes 90 days past due, is not well collateralized and in the process of collection, or when management believes, after considering economic and

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

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

This category consists of purchased business loans to independent insurance professionals for the purpose of business acquisition, expansion, refinance and working capital. These loans are fully collateralized by the business assets of the insurance agency, and typically require a life insurance policy for the agent in the amount of the loan. All loan payments are received directly via electronic transfer. Loans have a 10 year commitment on a 15 year amortization with a fixed rate for the first 5 years. Loans reprice for the remaining 5 years at prime plus a margin. The performance of these loans may be adversely affected by local and national market conditions, the interest rate environment, inflation and other factors.

This category consists of commercial loans purchased from a third-party originator that provide short-term, 12-month interim financing to small businesses. These loans serve as bridge financing for borrowers waiting to secure permanent funding through Small Business Administration (SBA) guaranteed loan programs. The primary source of repayment for these loans is the planned SBA buyout at the end of the 12-month interim period.

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

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

Bank Owned Life Insurance

The Bank is the beneficiary of life insurance contracts purchased on the lives of certain officers of the Bank which are reported at their cash surrender value. At December 31, 2025, and December 31, 2024, life insurance contracts totaled approximately $7,689,000 and $10,685,000, respectively. Appreciation in the cash surrender value amounted to approximately $304,000 and $353,000 for the years ended December 31, 2025 and 2024, respectively. Appreciation in value of the insurance policies is included in bank owned life insurance within non-interest income in the consolidated statements of operations.

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

The ability of the Company to recover the carrying value of real estate is based upon future sales of the real estate owned. The ability to affect such recovery is subject to market conditions and other factors, many of which are beyond the Company’s control. Operating income of such properties, net of related expenses, and gains and losses on their disposition, are included in the consolidated statements of operations. The Company had $42,000 of real estate owned as of December 31, 2025, and December 31, 2024.

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

The Company recognized no interest and/or penalties in the consolidated statements of operations for the year ended December 31, 2025 and 2024, nor any amount of interest and/or penalties payable that were recognized in the consolidated balance sheets as of December 31, 2025 and December 31, 2024, in relation to its income tax returns.

Any penalties or interest would be recognized in income tax expense.

The Bank is no longer subject to U.S. federal examinations for years prior to 2022.

Comprehensive Income (Loss)

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

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Compensation cost is recognized over the requisite service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company’s accounting policy is to recognize compensation cost net of estimated forfeitures.

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

The Company had no dilutive or potentially dilutive securities during the year ended December 31, 2025 and 2024.

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

ATM and check card fees includes interchange fees from credit and debit cards processed through card association networks, annual fees, and other transaction and account management fees. Interchange rates are generally set by the credit card associations and based on purchase volumes and other factors. The Company records interchange fees on a per transaction basis at a point in time as services are provided. Transaction and account management fees are recognized at a point in time as services are provided, except for annual fees which are recognized over the applicable period. The costs of related loyalty rewards programs are netted against interchange revenue as a direct cost of the revenue generating activity.

Non-Direct-Response Advertising

The Company expenses all advertising costs, except for direct-response advertising, as incurred. Advertising and promotional expenses totaled approximately $105,000 and $131,000 for the years ended December 31, 2025 and 2024, respectively. If the Company incurs expenses for material direct-response advertising, it will be amortized over the estimated benefit period. Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits. For the years ended December 31, 2025 and 2024, the Company did not incur any amount of direct-response advertising costs.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Segment Reporting

The Company adopted Accounting Standards Update 2023-07 “Segment Reporting (Topic 280) – Improvement to Reportable Segment Disclosures” on January 1, 2024. The Company has determined that all of its banking divisions and subsidiaries meet the aggregation criteria of ASC 280, Segment Reporting, as its current operating model is structured whereby banking divisions and subsidiaries serve a similar base of clients utilizing a company-wide offering of similar products and services managed through similar processes and platforms that are collectively reviewed by the Company’s President and Chief Executive Officer, who has been identified as the chief operating decision maker (“CODM”).

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

Recent Accounting Pronouncements – Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, Which amended the Income Taxes topic in the Accounting Standards Codification 740 to improve the transparency of income tax disclosures. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statement that have not yet been issued or made available for issuance.

The Company adopted the standard on January 1, 2025 on a prospective basis. The adoption of this ASU resulted in expanded disclosures for income taxes. The adoption did not have a material effect on the Company’s consolidated financial statements.

Recent Accounting Pronouncements- Not Yet Adopted

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

In November 2025, the FASB issued ASU 2025-08, Financial Instruments-Credit Losses (Topic 326) Purchased Loans, which amends the accounting for acquired financial assets under the Current Expected Credit Loss (CECL) methodology. The update introduces the concept of Purchased Seasoned Loans (PSLs) and effectively eliminates the double counting of credit losses for most acquired loans. Under the guidance, the gross-up approach is expanded to include all PSLs and an initial allowance for credit losses will be recorded by increasing the amortized cost basis of the loan at the date of acquisition, rather than recognizing an immediate credit loss expense in the consolidated statement of operations. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those years. Early adoption is permitted. The Company does not expect the amendment to have a material effect on its consolidated financial statements.

Reclassifications:

Certain prior year amounts have been reclassified to conform to the current presentation. Reclassifications had no effect on prior year net loss or stockholders’equity.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Note 2.	Investment Securities

The amortized cost and estimated fair values of investment securities available-for-sale at December 31, 2025 and December 31, 2024 are as follows:

	December 31, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. Government Agencies	$1,000	$—	$(4)	$996
Mortgage-Backed Securities	88,432	629	(5,484)	83,577
Collateralized Mortgage Obligations	1,953	—	(74)	1,879
Corporate Bonds	12,625	—	—	12,625

Total	$104,010	$629	$(5,562)	$99,077

	December 31, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. Government Agencies	$1,000	$—	$(4)	$996
Mortgage-Backed Securities	94,003	90	(8,674)	85,419
Collateralized Mortgage Obligations	2,459	—	(137)	2,322
Corporate Bonds	4,250	—	—	4,250

Total	$101,712	$90	$(8,815)	$92,987

The following tables show the gross unrealized losses and estimated fair value of investment securities available-for-sale for which an allowance for credit losses has not been recorded by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2025, and December 31, 2024:

	December 31, 2025
	Securities		Securities
	With Losses Under		With Losses Over
	12 Months		12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Government Agencies	$—	$—	$996	$(4)	$996	$(4)
Mortgage-Backed Securities	5,420	(20)	44,675	(5,464)	50,095	(5,484)
Collateralized Mortgage Obligations	—	—	1,879	(74)	1,879	(74)

Total	$5,420	$(20)	$47,550	$(5,542)	$52,970	$(5,562)

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

	December 31, 2024
	Securities		Securities
	With Losses Under		With Losses Over
	12 Months		12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Government Agencies	$—	$—	$996	$(4)	$996	$(4)
Mortgage-Backed Securities	38,128	(433)	39,103	(8,241)	77,231	(8,674)
Collateralized Mortgage Obligations	962	(10)	1,360	(127)	2,322	(137)

Total	$39,090	$(443)	$41,459	$(8,372)	$80,549	$(8,815)

At December 31, 2025, 67 of the Company’s available-for-sale securities had unrealized losses totaling 9.5% of the individual securities’ amortized cost basis and 5.3% of the Company’s total amortized cost basis of the investment securities portfolio. At December 31, 2025, 61 of these 67 securities had been in a continuous loss position for over 12 months. The unrealized losses of these securities are believed to be caused by interest rate increases and changing market conditions and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Management has determined that the declines in the fair value of these securities are not attributable to credit losses.

The Company’s securities in an unrealized loss position are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the implicit guarantee of the U.S. government and have a long history of zero credit loss. No allowance for credit losses was recorded for available-for-sale securities at December 31, 2025 and 2024.

The amortized cost and estimated fair value of securities classified as available-for-sale at December 31, 2025, by contractual maturity, are shown in the table below. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of the exercise of call options and potential paydowns. Accordingly actual maturities may differ from contractual maturities.

	Amortized	Fair
(in thousands)	Cost	Value
Available-for-Sale
Due in 1 Year or Less	$—	$—
Due after 1 Year through 5 Years	1,592	1,599
Due after 5 Years through 10 Years	17,084	16,763
Due after 10 Years	85,334	80,715

Total	$104,010	$99,077

There was no sales of securities during the year ended December 31, 2025. During the year ended December 31, 2024, the Company recorded no gross gains and gross losses of $1,144,000 to the sales of securities.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Note 3.	Restricted Stock

The following table shows the amount of restricted stock as of December 31, 2025 and 2024:

(in thousands)	2025	2024
Federal Home Loan Bank	$585	$560
First National Bankers Bank	350	350

Total	$935	$910

Note 4.	Loans Receivable and Allowance for Credit Losses

Loans receivable at December 31, 2025 and 2024 are summarized as follows:

(in thousands)	2025	2024
Real Estate Loans
One-to-Four Family Mortgages	$325,774	$332,659
Home Equity Lines of Credit	10,091	7,952
Construction and Land	12,538	9,588
Commercial Real Estate	10,547	594
Total	358,950	350,793

Other Loans
Commercial and Industrial	14,227	13,761
Consumer	4,189	3,699

Total Loans Receivable	377,366	368,253

Allowance for Credit Losses	(1,699)	(1,699)
Net Deferred Loan Costs	724	779

Total Loans Receivable, Net	$376,391	$367,333

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The following tables present an analysis of past-due loans as of December 31, 2025 and 2024:

	December 31, 2025
			Loans 90 Days or
	30-59 Days	60-89 Days	More Past Due and	Nonaccrual	Current	Total Loans
(in thousands)	Past Due	Past Due	Still Accruing	Loans	Loans	Receivable
Real Estate Loans
One-to-Four Family Mortgages	$2,933	$1,194	$—	$544	$321,103	$325,774
Home Equity Lines of Credit	72	—	—	—	10,019	10,091
Construction and Land	130	—	—	—	12,408	12,538
Commercial Real Estate	—	—	—	—	10,547	10,547
Total	3,135	1,194	—	544	354,077	358,950

Commercial and Industrial	—	—	—	—	14,227	14,227
Consumer	—	—	—	—	4,189	4,189

Total Loans Receivable	$3,135	$1,194	$—	$544	$372,493	$377,366

	December 31, 2024
			Loans 90 Days or
	30-59 Days	60-89 Days	More Past Due and	Nonaccrual	Current	Total Loans
(in thousands)	Past Due	Past Due	Still Accruing	Loans	Loans	Receivable
Real Estate Loans
One-to-Four Family Mortgages	$2,925	$1,011	$—	$956	$327,767	$332,659
Home Equity Lines of Credit	—	—	—	—	7,952	7,952
Construction and Land	332	—	—	119	9,137	9,588
Commercial Real Estate	—	—	—	—	594	594
Total	3,257	1,011	—	1,075	345,450	350,793

Commercial and Industrial	—	—	—	—	13,761	13,761
Consumer	91	—	—	—	3,608	3,699

Total Loans Receivable	$3,348	$1,011	$—	$1,075	$362,819	$368,253

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The Company’s credit quality indicators are reviewed and updated annually.

The following table presents the Company’s recorded investment in loans by credit quality indicator by year of origination as of December 31, 2025:

	Term Loans by Year of Origination
(in thousands	2025	2024	2023	2022	2021	Prior	Revolving	Total
One-to-Four Family Mortgages
Pass	$4,364	$19,886	$22,644	$38,297	$51,438	$185,963	$—	$322,592
Special Mention	—	—	—	393	467	1,071	—	1,931
Substandard	—	—	—	—	742	509	—	1,251
Total One-to-Four Family Mortgages	$4,364	$19,886	$22,644	$38,690	$52,647	$187,543	$—	$325,774

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Home Equity Lines of Credit
Pass	$437	$603	$65	$11	$—	$494	$8,406	$10,016
Special Mention	—	—	—	—	—	—	75	75
Substandard	—	—	—	—	—	—	—	—
Total Home Equity Lines of Credit	$437	$603	$65	$11	$—	$494	$8,481	$10,091

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land
Pass	$11,372	$412	$131	$56	$357	$210	$—	$12,538
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Construction and Land	$11,372	$412	$131	$56	$357	$210	$—	$12,538

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Pass	$8,110	$1,884	$—	$467	$—	$86	$—	$10,547
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Commercial Real Estate	$8,110	$1,884	$—	$467	$—	$86	$—	$10,547

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Pass	$4,025	$4,370	$3,615	$2,217	$—	$—	$—	$14,227
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$4,025	$4,370	$3,615	$2,217	$—	$—	$—	$14,227

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$1,330	$2,388	$166	$25	$31	$249	$—	$4,189
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Consumer	$1,330	$2,388	$166	$25	$31	$249	$—	$4,189

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Nonaccrual Loans

The following table is a summary of the Company’s nonaccrual loans by major categories at December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Nonaccrual	Nonaccrual		Nonaccrual	Nonaccrual	Total
	Loans	Loans		Loans	Loans
	with	with	Total	with	with
	No	an	Nonaccrual	No	an	Nonaccrual
(in thousands)	Allowance	Allowance	Loans	Allowance	Allowance	Loans
One-to-Four Family Mortgages	$544	$—	$544	$956	$—	$956
Home Equity Lines of Credit	—	—	—	—	—	—
Construction and Land	—	—	—	119	—	119
Commercial Real Estate
Commercial and Industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	$544	$—	$544	$1,075	$—	$1,075

Interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Payments received while on nonaccrual status are applied to the principal balance of nonaccrual loans. The Company does not recognize interest income while loans are on nonaccrual status.

The following table represents the accrued interest receivables written off by reversing interest income during the year ended December 31, 2025 and 2024:

	For the Year Ended December 31,
(in thousands)	2025	2024
One-to-Four Family Mortgages	$9	$15
Home Equity Lines of Credit	—	—
Construction and Land	—	7
Commercial Real Estate	—	—
Commercial and Industrial	—	—
Consumer	—	—

Total	$9	$22

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The following table presents an analysis of collateral-dependent loans of the Company as of December 31, 2025 and 2024:

December 31, 2025
	Residential		Business
(in thousands)	Properties	Land	Assets	Other	Total
One-to-Four Family Mortgages	$1,251	$—	$—	$—	$1,251
Home Equity Lines of Credit	—	—	—	—	—
Construction and Land	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$1,251	$—	$—	$—	$1,251

	December 31, 2024
	Residential		Business
(in thousands)	Properties	Land	Assets	Other	Total
One-to-Four Family Mortgages	$956	$—	$—	$—	$956
Home Equity Lines of Credit	—	—	—	—	—
Construction and Land	—	119	—	—	119
Commercial Real Estate	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$956	$119	$—	$—	$1,075

Allowance for Credit Losses

There was no change in the allowance for credit losses as of December 31, 2025 as compared to December 31, 2024. This was driven by various factors, including the evolving economic outlook, values in the local real estate market remained relatively stable, consistent trends in past due and nonperforming loans, and low net charge-offs.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The following table summarizes the activity related to the allowance for credit losses for the year ended December 31, 2025 and 2024:

	December 31, 2025
	One-to-Four
	Family	Home Equity	Construction	Commercial	Commercial
(in thousands)	Mortgages	Lines of Credit	and Land	Real Estate	and Industrial	Consumer	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$1,392	$44	$7	$4	$118	$—	$134	$1,699
Recovery of Credit Loss	(190)	(2)	15	28	(84)	—	233	—
Loans Charged-Off	—	—	—	—	—	—	—	—
Recoveries Collected	—	—	—	—	—	—	—	—

Ending Balance	$1,202	$42	$22	$32	$34	$—	$367	$1,699

The following table includes disclosures related to the allowance for loan losses for the year ended December 31, 2025 and 2024:

	December 31, 2024
	One-to-Four
	Family	Home Equity	Construction	Commercial	Commercial
(in thousands)	Mortgages	Lines of Credit	and Land	Real Estate	and Industrial	Consumer	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$2,554	$57	$32	$4	$122	$9	$24	$2,802
Recovery of Credit Loss	(1,162)	(10)	(25)	—	(4)	(9)	110	(1,100)
Loans Charged-Off	—	(3)	—	—	—	—	—	(3)
Recoveries Collected	—	—	—	—	—	—	—	—

Ending Balance	$1,392	$44	$7	$4	$118	$—	$134	$1,699

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

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

The Company had no loans with modifications to borrowers experiencing financial difficulty as of December 31, 2025 and 2024.

The Company had no loans which had defaults during the year ended December 31, 2025 which were modified in the 12 months before default to borrower’s experiencing financial difficulty. There were no modifications to borrower’s experiencing financial difficulty entered into during the year ended December 31, 2025 and 2024 and no loans which had defaults during the year ended December 31, 2025 and 2024.

Unfunded Commitments

At December 31, 2025 and 2024, the liability for credit losses on off-balance-sheet credit exposures included in other liabilities was approximately $25,000 and $15,000.

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

An analysis of the related party activity during the year ended December 31, 2025 and 2024 is as follows:

	December 31,
(in thousands)	2025	2024
Balance, Beginning of Period	$511	$546
New Loans	—	—
Change in Related Parties, Net	—	—
Repayments, Net	(25)	(35)

Balance, End of Period	$486	$511

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Related Party Other

The Company generally requires an inspection of the property before disbursement of funds during the term of the construction loan and inspections are typically performed by one of the Company’s directors. There is no revenue or expense recorded by the Company related to those services as the customer pays these fees through their closing costs.

Note 5.	Accrued Interest Receivable

Accrued interest receivable at December 31, 2025 and 2024 consisted of the following:

(in thousands)	2025	2024
Loans	$1,588	$1,619
Investments	411	348

Total	$1,999	$1,967

Note 6.	Premises and Equipment

Premises and equipment at December 31, 2025 and 2024 are summarized as follows:

(in thousands)	2025	2024
Land	$2,603	$2,603
Building and Improvements	13,824	13,571
Furniture and Fixtures	5,547	5,416
	21,974	21,590
Less: Accumulated Depreciation	(10,338)	(9,667)

Total	$11,636	$11,923

Depreciation expense for the years ended December 31, 2025 and 2024 amounted to approximately $671,000 and $694,000, respectively.

Note 7.	Deposits

The composition of deposits at December 31, 2025 and 2024 is as follows:

(in thousands)	2025	2024
NOW Accounts	$56,280	$53,921
Savings Accounts	76,419	76,020
Money Market Fund Accounts	20,729	22,726
Certificates of Deposit	239,734	238,809

Total	$393,162	$391,476

Time deposits that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 at December 31, 2025 and 2024 were $50,230,000 and $48,338,000, respectively.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Time deposits at December 31, 2025 mature as follows:

(in thousands)	Amount
2026	$224,051
2027	10,998
2028	2,784
2029	835
2030	1,003
Thereafter	63

Total	$239,734

As of December 31, 2025 and 2024, deposits from related parties totaled $512,000 and $862,000, respectively.

As of December 31, 2025 and 2024, the Company held no brokered deposits.

Note 8.	Borrowings

As of December 31, 2025 and 2024, the Company had no FHLB advances outstanding. .

Based on collateral pledged, consisting of all shares of FHLB stock owned and a blanket pledge of approximately $237,460,000 of its qualifying mortgage loans as of December 31, 2025, the Bank was eligible to borrow up to an additional $188,669,000 as of December 31, 2025.

The Bank has an unsecured federal funds line of credit with FNBB that expires on June 30, 2026. The Bank is eligible to borrow up to $27,200,000. There was no amount outstanding on this line of credit as of the years ended December 31, 2025 and 2024.

The Bank is eligible to borrow from TIB’s Federal Funds Purchase Line Program, which provides overnight liquidity through pledge of certain qualifying securities. The Bank is eligible to borrow up to $15,000,000 and repayment is due the next day. There was no amount outstanding on this line of credit as of the years ended December 31, 2025 and 2024.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Note 9.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2025 and 2024 are as follows:

(in thousands)	2025	2024
Deferred Tax Assets
Deferred Compensation - Pension Benefits	$781	$662
Unrealized Loss on Investment Securities Available-for-Sale	1,036	1,832
Allowance for Credit Losses	362	360
Charitable Contribution Carryforward	270	262
Net Operating Loss	188	289

Total Deferred Tax Assets	2,637	3,405

Deferred Tax Liabilities
Tax Over Book Accumulated Depreciation	(574)	(628)
Federal Home Loan Bank Stock Dividend	(41)	(35)
Deferred Loan Fees	(247)	(248)
Other	(53)	(47)

Total Deferred Tax Liabilities	(915)	(958)

Deferred Tax Asset, Net	$1,722	$2,447

Components of income tax expense (benefit) are as follows:

(in thousands)	2025	2024
Current	$32	$42
Deferred	65	(400)

Total	$97	$(358)

The calculation of income tax and the effective tax rate are as follows:

		Effective		Effective
(dollars in thousands)	2025	Rate	2024	Rate
Income Tax Expense at Statutory Rates	$879	21.0%	$(302)	21.0%
Non-Taxable or Non-Deductible Items:
Increase in Bank Owned Life Insurance	(54)	(1.3)	—	—
Bank Owned Life Insurance Proceeds	(729)	(17.4)	(63)	4.4
Other	1	—	7	(0.5)

Net	$97	2.3%	$(358)	24.9%

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The Company is not subject to state income tax. Retained earnings at December 31, 2025 and 2024 include approximately $4,021,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions prior to January 1, 1988 for tax purposes only. Reduction of such allocated amounts for other than bad debt reserves would create income for tax purposes subject to the then-current income tax rate. The unrecorded deferred income tax liability on these amounts was approximately $844,000 at December 31, 2025 and 2024.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of common equity Tier I capital, Tier I capital and total capital to risk-weighted assets and Tier I capital to average assets. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel Ill rules) became fully effective for the Company on January 1, 2019. Management believes, as of December 31, 2025 and 2024, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2025 and 2024, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total ratios as disclosed in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s prompt corrective action category.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The Bank’s regulatory capital amounts and ratios as of December 31, 2025 and 2024 are also presented in the table below:

					Required to Be Well-
			Required for		Capitalized Under
			Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Tier 1 Capital to Average Assets	$115,012	21.07%	$21,838	4.00%	$27,298	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	115,012	41.17	12,572	4.50	18,159	6.50
Tier 1 Capital to Risk-Weighted Assets	115,012	41.17	16,762	6.00	22,349	8.00
Total Capital to Risk-Weighted Assets	116,736	41.79	22,349	8.00	27,937	10.00

December 31, 2024
Tier 1 Capital to Average Assets	$110,777	20.78%	$21,322	4.00%	$26,653	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	110,777	43.24	11,529	4.50	16,654	6.50
Tier 1 Capital to Risk-Weighted Assets	110,777	43.24	15,373	6.00	20,497	8.00
Total Capital to Risk-Weighted Assets	112,491	43.91	20,497	8.00	25,621	10.00

Note 11.	Employee Benefits

The Company has a defined contribution retirement plan covering substantially all employees. Contributions to the plan are based on a percentage of wages and were approximately $479,000 and $506,000 in 2025 and 2024, respectively.

The Company also has an unfunded supplemental executive retirement plan on seven executive officers and two retired officers of the Company. This plan is accounted for as a defined benefit pension plan, and was amended effective January 1, 2007 to reflect a revised pension benefit formula for the participants. The liability related to this was approximately $3,718,000 and $3,153,000 at December 31, 2025 and 2024, respectively, and is included in other liabilities in the consolidated balance sheets. The Company has also invested in certain life insurance policies, wherein the Bank is designated as the beneficiary on these policies, with the intent to ultimately use the benefit from such policies to fund the liability to be paid under this plan.

During each of the years ended December 31, 2025 and 2024, the Company paid benefits totaling $364,131 and $278,523, respectively. The net periodic pension cost associated with the plan totaled $280,000 and $271,000 for the years ended December 31, 2025 and 2024, respectively, and is included in salaries and employee benefits in the consolidated statements of income. The weighted average discount rate in computing the future benefit was 5.50% at December 31, 2025 and 2024.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Expected future benefits to be paid out are as follows for the years ending December 31:

(in thousands)	Amount
2026	$450
2027	450
2028	450
2029	450
2030	450
2031 - 2035	1,128

Total	$3,378

Note 12. ESOP

In connection with the Conversion, the Company established an ESOP for the exclusive benefit of eligible employees. The Company makes quarterly contributions to the ESOP in amounts as defined by the plan document. The contributions are used to pay debt services. Certain ESOP shares are pledged as collateral for debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid during the year.

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

Contributions to the ESOP totaled $449,000 during the year ended December 31, 2025. Compensation expense is recognized over the service period based on the average fair value of the shares and totaled $287,000 and $246,000, respectively, for the years ended December 31, 2025 and 2024.

The fair value of unallocated ESOP shares totaled $6,008,000 and $4,497,000 at December 31, 2025 and 2024, respectively.

Note 13. Stock-Based Compensation

On September 15, 2025, the stockholders of the Company approved the 2025 Equity Incentive Plan (the Plan) to provide a means to attract, retain, and reward individuals who contribute to that success and to further align their interests with those of the Company's stockholders through the ownership of shares of the Company. Awards that may be granted under the Plan include stock options, restricted stock awards, restricted stock units, and performance awards.

Total compensation cost that has been charged against income for the plan was $68,000 for the year ended December 31, 2025.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Stock Options

The Plan permits the grant of stock options to its employees for up to 555,947 shares of common stock. Any stock option may be either an incentive stock option or a non-qualified stock option. Option awards are generally granted with an exercise price equal to the market price of the Company's common stock at the date of grant; those option awards have vesting periods of 5 years and have 10-year contractual terms.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company's common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of options was determined using the following weighted-average assumptions as of grant date.

2025
Risk-Free Interest Rate	3.7%
Expected Term (In Years)	6.5
Expected Price Volatility	20%
Dividend Yield	—

A summary of the activity in the Plan as it relates to stock options for 2025 follows:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Shares	Exercise Price	Remaining Term	Value
Outstanding as of December 31, 2024	—	$—	—	$—
Granted	138,985	13.94	4.8	4.26
Exercised	—
Forfeited or Expired	—
Outstanding as of December 31, 2025	138,985	13.94		4.26
Fully Vested and Expected to Vest	—
Exercisable, End of Year	—

As of December 31, 2025, there was $562,744 total unrecognized compensation costs related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 5 years.

Restricted Stock Awards

A Management Retention Plan (MRP) provides for the issuance of shares to directors and officers. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the stock price at the grant date. MRP shares fully vest on the 5th anniversary of the grant date. Total shares issuable under the Plan are 222,378 and 55,595 shares were issued in 2025.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Restricted Stock Awards

A summary of changes in the Company's nonvested shares for the year follows:

Weighted
Average
	Nonvested	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2024	—	$—
Granted	55,595	13.94
Forfeited	—	—
Vested	—	—
Unvested as of December 31, 2025	55,595	$13.94

As of December 31, 2025, there was $736,000 total unrecognized compensation costs related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 5 years.

Note 14: Earnings (Losses) Per Share

Income (loss) per common share was computed based on the following for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,
(In thousands, except per share data)	2025	2024
Numerator:
Net Income (Loss) Available to Common Stockholders	$4,088	$(1,078)

Denominator:
Weighted Average Common Shares Outstanding	5,533	5,559
Weighted Average Unearned ESOP Shares	(411)	(428)
Weighted Average Shares	5,122	5,131

Income (Loss) per Common Share - Basic and Diluted	$0.80	$(0.21)

Note 15.	Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the Company’s consolidated balance sheets.

The contract amounts of those instruments reflect the extent of the involvement the Company has in particular classes of financial instruments. As of December 31, 2025 and 2024, the Company had made various commitments to extend credit totaling approximately $35,948,000 and $34,607,000, respectively. Of these commitments, approximately $17,425,000 and $13,372,000 are at variable rates as of December 31, 2025 and 2024, respectively.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

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

Note 16.	Fair Value Measurements

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024 are summarized below:

	December 31, 2025
				Total
	Fair Value Measurements			Estimated
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Investment Securities Available-for-Sale
U.S. Government Agencies	$—	$996	$—	$996
Mortgage-Backed Securities	—	83,577	—	83,577
Collateralized Mortgage Obligations	—	1,879	—	1,879
Corporate Bonds	—	12,625	—	12,625

Total	$—	$99,077	$—	$99,077

	December 31, 2024
				Total
	Fair Value Measurements			Estimated
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Investment Securities Available-for-Sale
U.S. Government Agencies	$—	$996	$—	$996
Mortgage-Backed Securities	—	85,419	—	85,419
Collateralized Mortgage Obligations		2,322	—	2,322
Corporate Bonds	—	4,250	—	4,250

Total	$—	$92,987	$—	$92,987

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at December 31, 2025 or 2024.

There were no transfers into, out of, purchases, or sales of Level 3 securities during the years ended December 31, 2025 and 2024.

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

The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis at December 31, 2025 and 2024:

	December 31, 2025
				Total
	Fair Value Measurements			Estimated
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Collateral Dependent Loans	$—	$—	$1,251	$1,251
Real Estate Owned	—	—	42	42

Total	$—	$—	$1,293	$1,293

	December 31, 2024
				Total
	Fair Value Measurements			Estimated
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Collateral Dependent Loans	$—	$—	$1,075	$1,075
Real Estate Owned	—	—	42	42

Total	$—	$—	$1,117	$1,117

The following tables show significant unobservable inputs used in the fair value measurement of Level 3 assets:

	Valuation	Unobservable	Range of	Weighted Average
December 31, 2025	Technique	Inputs	Discount	Discount
Collateral Dependent Loans	Third-party appraisals and discounted cash flows	Collateral discounts and estimated costs to sell	6% - 10%	6%
Real Estate Owned	Third-party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	6% - 10%	6%

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

	Valuation	Unobservable	Range of	Weighted Average
December 31, 2024	Technique	Inputs	Discount	Discount
Collateral Dependent Loans	Third-party appraisals and discounted cash flows	Collateral discounts and estimated costs to sell	6% - 10%	6%
Real Estate Owned	Third-party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	6% - 10%	6%

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

The carrying amount and estimated fair value of the Company’s financial instruments as of December 31, 2025 and 2024 were as follows:

	December 31, 2025
	Carrying	Fair Value Measurements
(in thousands)	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents	$33,852	$33,852	$—	$—
Investment Securities Available-for-Sale	99,077	—	99,077	—
Restricted Stock	935	—	—	935
Loans Receivable, Net	376,391	—	—	329,594

Financial Liabilities
Deposits	393,162	—	—	353,299

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

	December 31, 2024
	Carrying	Fair Value Measurements
(in thousands)	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents	$37,916	$37,916	$—	$—
Investment Securities Available-for-Sale	92,987	—	92,987	—
Restricted Stock	910	—	—	910
Loans Receivable, Net	367,333	—	—	308,645

Financial Liabilities
Deposits	391,476	—	—	351,041

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

Note 17.	Revenue Recognition

Revenue from contracts with customers in-scope of ASC 606 is recognized in non-interest income on the consolidated statements of operations. See Note 1 for revenue recognition policies. The following table presents the Company’s non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2025 and 2024:

(dollars in thousands)	2025	2024
Non-Interest Income
In-Scope of Topic 606
Deposit Service and Account Maintenance Fees	$51	$53
Insufficient Funds Fees	161	164
ATM and Check Card Fees	393	402

Non-Interest Income (In-Scope of Toріс 606)	605	619
Non-Interest Income (Out-of-Scope of Topic 606)	3,825	(608)
Total Non-Interest Income	$4,430	$11

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Note 18.	Condensed Parent Company Only Financial Information

Condensed financial statements of Fifth District Bancorp, Inc. (parent company only) are shown below. The parent company has no significant operating activities.

CONDENSED BALANCE SHEET

(dollars in thousands)	December 31, 2025
Assets
Cash and Cash Equivalents	$19,167
Investment in Subsidiary	110,584
Other Assets	263
Total Assets	$130,014

Liabilities and Stockholders' Equity
Due to Subsidiary	$257
Stockholders' Equity	129,757
Total Liabilities and Stockholders' Equity	$130,014

CONDENSED STATEMENT OF OPERATIONS

For the Year Ended
(dollars in thousands)	December 31, 2025

Equity in Undistributed Losses of Subsidiary	$4,235
Total Income	4,235
Operating Expenses	186
Total Expense	186

Income Before Income Tax Benefit	4,049
Income Tax Benefit	(39)
Net Income	$4,088

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

CONDENSED STATEMENT OF CASH FLOWS

For the Year Ended
(dollars in thousands)	December 31, 2025

Cash Flows from Operating Activities
Net Loss	$4,088
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Equity in Undistributed Losses of Subsidiary	(4,235)
Increase in Other Assets	—
Increase in Other Liabilities	55

Net Cash Used in Operating Activities	(92)

Cash Flows from Investing Activities
Investment In Subsidiary	355

Net Cash Provided by Investing Activities	355

Cash Flows from Financing Activities
(Repurchase) Net Proceeds from Issuance of Common Stock	(2,944)

Net Cash Used in Financing Activities	(2,944)

Net Decrease in Cash and Cash Equivalents	(2,681)

Cash and Cash Equivalents, Beginning of Year	21,848

Cash and Cash Equivalents, End of Year	$19,167

Note 19.	Subsequent Events

In accordance with the subsequent events topic of the FASB ASC 855, the Company evaluates events and transactions that occur after the consolidated balance sheets date for potential recognition in the consolidated financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the consolidated balance sheets date are recognized in the consolidated financial statements as of December 31, 2025 and 2024. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred through the date the consolidated financial statements were available to be issued. Management has concluded that there are no events which require disclosure.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

Disclosure Controls and Procedures

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

The Company’s management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the criteria set forth in the “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permits the Company to provide only management’s report in this annual report.

Changes to Internal Control Over Financial Reporting

During the quarter ended December 31, 2025, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.Other Information

During the three months ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement“ (as such term is defined in Item 408 of SEC Regulation S-K).

ITEM 9C.Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information contained in the sections captioned “Business Items to be Voted on by Stockholders – Item 1 Election of Directors.” “Other Information Relating to Directors and Executive Officers” and “Corporate Governance” of the Company’s definitive Proxy Statement for the 2026 Annual Meeting of the Stockholders (the “2026 Proxy Statement”) is incorporated herein by reference.

Insider Trading Policy and Procedures

The Company has adopted a Policy Regarding Insider Trading governing the purchase, sale and/or other dispositions of the Company’s securities by its directors, officers and employees and by the Company itself. A copy of the Policy Regarding Insider Trading is filed as an exhibit to this annual report.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, and principal accounting officer or controller or persons performing similar functions. A copy is available on the Investors Relations section of Fifth District Savings Bank’s website at www.fifthdistrict.com.

ITEM 11. Executive Compensation

The information contained in the sections captioned “Executive Compensation” and “Directors’ Compensation” of the 2026 Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Stock-Based Compensation Plans

The following information is presented as of December 31, 2025, for the Fifth District Bancorp, Inc. 2025 Equity Incentive Plan:

Number of securities
	Number of securities to be		remaining available for
	issued upon exercise of	Weighted-average exercise	future issuance under
	outstanding options,	price of outstanding	equity compensation
	warrants and rights	options, warrants and	plans (excluding securities
Plan Category	(Column A)	rights (Column B)	reflected in Column A
Equity compensation plans approved by stockholders	194,580	$13.94	583,745
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	194,580	$13.94	583,745

Securities Ownership of Certain Beneficial Owners and Management

The information contained in the section captioned “Stock Ownership” of the 2026 Proxy Statement is incorporated herein by reference.

Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a later date result in a change in control of the Company.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers – Transactions with Certain Related Persons” and “Corporate Governance” of the 2026 Proxy Statement.

ITEM 14.Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Business Items to be Voted on by Stockholders – Item 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” of the 2026 Proxy Statement.

PART IV

ITEM 15.Exhibits and Financial Statement Schedules

3.1

Articles of Incorporation of Fifth District Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277776), as filed on March 8, 2024)

3.2

Bylaws of Fifth District Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277776), as filed on March 8, 2024)

4.1

Form of Common Stock Certificate of Fifth District Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277776), as filed on March 8, 2024)

4.2	Description of Registrant’s Securities (incorporated by reference to the Company’s Registration Statement on Form 8-A (Commission File No. 001-42198), as filed on July 31, 2024)

10.1

Employment Agreement between Fifth District Savings Bank and Amie L. Lyons (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277776), as filed on March 8, 2024) †

10.2

Employment Agreement between Fifth District Savings Bank and Melissa C. Burns (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277776), as filed on March 8, 2024) †

10.3

Second Amended and Restated Executive Salary Continuation Agreement between Fifth District Savings Bank and Amie L. Lyons (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277776), as filed on March 8, 2024) †

10.4

Second Amended and Restated Executive Salary Continuation Agreement between Fifth District Savings Bank and Melissa C. Burns (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277776), as filed on March 8, 2024) †

10.5

First Amendment to Second Amended and Restated Executive Salary Continuation Agreement between Fifth District Savings Bank and Melissa C. Burns (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File No. 001-42198), as filed on July 16, 2025) †

19

Policy Regarding Insider Trading (incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (Commission File No. 001-42198), as filed on March 26, 2025)

21	Subsidiaries of Registrant

23.1	Consent of independent public account firm, EisnerAmper, LLP

23.2	Consent of independent public account firm, Elliot Davis.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97

Fifth District Bancorp, Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (Commission File No. 001-42198), as filed on March 26, 2025)

101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

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

FIFTH DISTRICT BANCORP, INC.

Date: March 24, 2026	By:	/s/ Amie L. Lyons
Amie L. Lyons
President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Amie L. Lyons	President, Chief Executive	March 24,2026
Amie L. Lyons	Officer and a Director (Principal Executive Officer)

/s/ Melissa C. Burns	Chief Financial Officer and	March 24, 2026
Melissa C. Burns	Treasurer (Principal Financial and Accounting Officer)

/s/ H. Greg Abry	Director	March 24, 2026
H. Greg Abry

/s/ Nolan P. Lambert	Director	March 24, 2026
Nolan P. Lambert

/s/ David C. Nolan	Director (Chairman of the Board)	March 24, 2026
David C. Nolan

/s/ Chris M. Rittiner	Director	March 24, 2026
Chris M. Rittiner

/s/ Linda A. Sins	Director	March 24, 2026
Linda A. Sins