Form 10-Q
period 2026-03-31
Fifth District Bancorp, Inc.
filed 2026-05-12
CIK 2012726

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

5,264,856 shares of the registrant’s common stock, par value $0.01 per share, were outstanding as of May 12, 2026.

Fifth District Bancorp, Inc.

Form 10-Q

i

Part I. – Financial Information

Item 1.Financial Statements

FIFTH DISTRICT BANCORP, INC.

Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except per share amounts)	2026	2025
Assets
Cash and Due from Banks	$6,320	$4,993
Interest-Bearing Deposits at Other Financial Institutions	16,991	28,859
Total Cash and Cash Equivalents	23,311	33,852

Investment Securities Available-for-Sale, at Fair Value (amortized cost $103,959 and $104,010 respectively)	98,814	99,077
Restricted Stock	941	935
Loans Receivable, Net of Unearned Income	390,059	378,090
Allowance for Credit Losses	(1,699)	(1,699)
Loans Receivable, Net	388,360	376,391
Bank Owned Life Insurance	7,757	7,689
Premises and Equipment, Net	11,774	11,636
Accrued Interest Receivable	2,327	1,999
Real Estate Owned	42	42
Deferred Tax Asset, Net	1,768	1,722
Other Assets	598	1,051

Total Assets	$535,692	$534,394

Liabilities and Stockholders' Equity
Liabilities
Deposits
Interest-Bearing	$393,688	391,364
Noninterest-Bearing	1,545	1,798
Advances from Borrowers for Taxes, Insurance, and Repairs	5,647	6,178
Other Liabilities	5,500	5,297

Total Liabilities	406,380	404,637

Stockholders' Equity
Preferred Stock - $0.01 Par Value; 1,000,000 Shares Authorized, None Issued and Outstanding at March 31, 2026 and December 31, 2025	—	—
Common Stock - $0.01 Par Value; 20,000,000 Shares Authorized: 5,289,348 and 5,349,039 Shares Issued and Outstanding at March 31, 2026 and December 31, 2025	53	54
Additional Paid-In Capital	50,764	51,195
Unearned ESOP Stock	(3,949)	(4,005)
Retained Earnings	87,032	86,941
Accumulated Other Comprehensive Loss	(4,588)	(4,428)

Total Stockholders' Equity	129,312	129,757

Total Liabilities and Stockholders' Equity	$535,692	$534,394

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Interest and Dividend Income
Loans, Including Fees	$4,432	$4,015
Investment Securities	1,040	901
Other Interest-Earning Assets	180	293

Total Interest and Dividend Income	5,652	5,209

Interest Expense
Deposits	2,103	2,272

Total Interest Expense	2,103	2,272

Net Interest Income	3,549	2,937

Total Provision for Credit Losses	—	—

Net Interest Income After Provision for Credit Losses	3,549	2,937

Non-Interest Income
Deposit Service Charges and Fees	53	51
ATM and Check Card Fees	97	96
Bank Owned Life Insurance	68	88
Gain on Sale of Real Estate Owned	—	13
Other	11	14

Total Non-Interest Income	229	262

Non-Interest Expense
Salaries and Employee Benefits	1,912	1,822
Occupancy and Equipment	503	479
Federal Deposit Insurance	54	53
Directors	66	73
Professional and Legal	103	60
Audit and Examination	79	85
Data Processing	343	318
Advertising	38	19
Charitable Contributions	4	—
Other	186	191

Total Non-Interest Expense	3,288	3,100

Income Before Income Taxes	490	99

Income Tax Expense	103	21

Net Income	$387	$78

Income per Share - Basic and Diluted	$0.08	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Net Income	$387	$78

Other Comprehensive Income (Loss)
Unrealized Net Gain (Loss) on Investment Securities Available-for-Sale Arising During the Period	(212)	1,692

Reclassification Adjustment for Net Losses Realized	—	—

Net Gain on Defined Benefit Pension Plan	10	1

Tax Effect	42	(355)

Total Other Comprehensive Income (Loss)	(160)	1,338

Comprehensive Income	$227	$1,416

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-In	ESOP	Retained	Comprehensive	Stockholders'
(in thousands, except share amounts)	Stock	Capital	Shares	Earnings	Loss	Equity
Balance at December 31, 2024	$56	$53,163	$(4,226)	$83,693	$(6,911)	$125,775

Net Income	—	—	—	78	—	78

Other Comprehensive Income	—	—	—	—	1,338	1,338

ESOP Shares Released for Allocation	—	15	55	—	—	70

Balance at March 31, 2025	$56	$53,178	$(4,171)	$83,771	$(5,573)	$127,261

Balance at December 31, 2025	54	51,195	(4,005)	86,941	(4,428)	129,757

Net Income	—	—	—	387	—	387

Other Comprehensive Loss	—	—	—	—	(160)	(160)

Repurchase of Common Stock (270,125 Shares)	(1)	(596)	—	(296)	—	(893)

ESOP Shares Released for Allocation	—	28	56	—	—	84

Stock-Based Compensation	—	137	—	—	—	137

Balance at March 31, 2026	$53	$50,764	$(3,949)	$87,032	$(4,588)	$129,312

Note:  The balances as of December 31, 2025 and 2024 were audited.

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Cash Flows from Operating Activities
Net Income	$387	$78
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Gain on Sale of Real Estate Owned	—	(13)
Depreciation	164	170
Net Accretion of Deferred Loan Costs	(6)	(46)
Net Amortization on Investment Securities	12	49
Federal Home Loan Bank Stock Dividend	(6)	(7)
Deferred Tax Benefit	(5)	(262)
Increase in Cash Surrender Value on Bank Owned Life Insurance	(68)	(88)
ESOP Compensation Expense	84	70
Stock-Based Compensation	137	—
Changes in Operating Assets and Liabilities
Accrued Interest Receivable	(328)	(249)
Other Assets	453	741
Other Liabilities	213	380

Net Cash Provided by Operating Activities	1,037	823

Cash Flows from Investing Activities
Proceeds from Sale or Maturities of Investment Securities
Available-for-Sale	3,931	3,405
Purchases of Investment Securities Available-for-Sale	(3,892)	(4,999)
Increase in Loans Receivable, Net	(11,963)	(9,021)
Proceeds from Sale of Premises and Equipment	—	142
Purchases of Premises and Equipment	(301)	(58)

Net Cash Used in Investing Activities	(12,225)	(10,531)

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Cash Flows (Continued) (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash Flows from Financing Activities
Increase in Deposits, Net	2,071	2,909
Decrease in Advances by Borrowers for Taxes, Insurance and Repairs	(531)	(1,014)
Repurchase of Common Stock	(893)	—

Net Cash Provided by Financing Activities	647	1,895

Net Decrease in Cash and Cash Equivalents	(10,541)	(7,813)

Cash and Cash Equivalents, Beginning of Period	33,852	37,916

Cash and Cash Equivalents, End of Period	$23,311	$30,103

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for Interest	$2,286	2,353
Cash Paid During the Period for Taxes	$—	—

Non-Cash Investing and Financing Activities
Real Estate Owned Acquired Through Foreclosure	$—	$130

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies (Unaudited)

Description of Business

Fifth District Bancorp, Inc. (“Fifth District Bancorp” or the “Company”), a Maryland corporation, is the holding company for Fifth District Savings Bank (“Fifth District” or the “Bank”). The Bank is a federally-chartered stock savings bank subject to examination and regulation by the Office of the Comptroller of the Currency (OCC).  The Bank attracts deposits from the general public and uses such deposits primarily to originate loans secured by first mortgages on owner-occupied, family residences and commercial real estate. The Bank’s activities are provided to customers of the Bank by branch offices located in the greater New Orleans area; however, loan and deposit customers are found dispersed in a wider geographical area covering southeast Louisiana. The Bank operates as one reporting segment.

Basis of Presentation

The accounting and reporting policies and practices of the Company conform with accounting principles generally accepted in the United States of America (U.S. GAAP) and predominant practices within the banking industry.

The unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and SEC Regulation S-X and do not include information or footnotes for a complete presentation of financial condition, results of operations, comprehensive income, changes in stockholders’ equity and cash flows in conformity with U.S. GAAP.  In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the Company’s consolidated financial position and results of operations.  All such adjustments are of a normal, recurring nature, and they are the only adjustments included in the accompanying unaudited consolidated financial statements.  The results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results which may be expected for the entire fiscal year.  These statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2025.

Principles of Consolidation

The consolidated financial statements as of and for the period ended March 31, 2026 include the amounts of Fifth District Bancorp and its wholly-owned subsidiary, Fifth District. All intercompany transactions and balances have been eliminated.

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

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

Cash and due from banks include bank deposit accounts aggregating approximately $14,056,000 and $25,808,000  in excess of the Federal Deposit Insurance Corporation limit of $250,000 per insured account on March 31, 2026 and December 31, 2025, respectively. The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

The Company may be required to maintain cash reserves with the Federal Reserve Bank. The requirement is dependent upon the Company’s cash on hand or noninterest-bearing balances. There was no reserve requirement as of March 31, 2026, and December 31, 2025.

Investment Securities

Debt securities classified as held-to-maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are carried at cost, adjusted for amortization of premium and accretion of discounts. Purchase premiums and discounts are recognized in interest income using the effective interest method over the terms of the securities, identified as the call date as to premiums and maturity date as to discounts. The Company held no held-to-maturity securities as of March 31, 2026 or December 31, 2025.

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

Debt securities that are classified as trading are acquired and held principally for the purpose of selling in the near term. These securities are carried at estimated fair value by a third-party pricing service with any unrealized gains or losses included in net income and reported in non-interest income in the consolidated statements of operations. The Company held no trading securities as of March 31, 2026 or December 31, 2025.

Gains and losses realized on sales of debt securities, determined using the adjusted cost basis of the specific securities sold, are included in non-interest income in the statements of operations.  Dividend and interest income,

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

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

Changes in the allowance for credit loss are recorded as provision for (or recovery of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2026 and December 31, 2025, there was no allowance for credit loss related to the available-for-sale portfolio.

Accrued interest receivable on available-for-sale securities totaled approximately $523,000 and $411,000 at March 31, 2026 and December 31, 2025, respectively, and was excluded from the estimate of credit losses.

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs.

Accrued interest receivable related to loans totaled $1,804,000 and $1,588,000 at March 31, 2026, and December 31, 2025, respectively, and was reported in accrued interest receivable on the balance sheets. Interest income is accrued on the unpaid principal balance as earned using the interest method over the life of the loan. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment to the related loan’s yield using the effective interest method over the contractual life of the loan.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

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

Bank Owned Life Insurance

The Company is the beneficiary of life insurance contracts purchased on the lives of certain officers of the Company which are reported at their cash surrender value. At March 31, 2026 and December 31, 2025, life insurance contracts totaled approximately $7,757,000 and $7,689,000, respectively. Appreciation in the cash surrender value amounted to approximately $68,000 and $88,000 for the three months ended March 31, 2026 and 2025, respectively.  Appreciation in value of the insurance policies is included in bank owned life insurance within non-interest income in the consolidated statements of operations.

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

The ability of the Company to recover the carrying value of real estate is based upon future sales of the real estate owned. The ability to effect such recovery is subject to market conditions and other factors, many of which are beyond the Company’s control. Operating income of such properties, net of related expenses, and gains and losses

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

on their disposition, are included in the consolidated statements of operations. The Company had $42,000 of real estate owned as of March 31, 2026 and December 31, 2025.

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

The Company had no amount of interest and/or penalties recognized in the consolidated statements of operations for the three months ended March 31, 2026 and 2025, nor any amount of interest and/or penalties payable that were recognized in the consolidated balance sheets as of March 31, 2026 or December 31, 2025, in relation to its income tax returns. Any penalties or interest would be recognized in income tax expense.

The Company is no longer subject to U.S. federal examinations for years prior to 2022.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities and pension-related changes other than net periodic pension cost. Accumulated other comprehensive loss consists of the cumulative unrealized gains and losses on available-for-sale securities and the cumulative unrealized gain or loss for the funded status of the pension plan liability, net of tax.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

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

Earnings per Share

Basic earnings per share (“EPS”) represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are excluded from the weighted-average common shares outstanding for both basic and diluted earnings per share calculations until they are committed to be released.

The Company had no dilutive or potentially dilutive securities during the period ended March 31, 2026 or December 31, 2025.

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

Non-Direct-Response Advertising

The Company expenses all advertising costs, except for direct-response advertising, as incurred. Advertising and promotional expenses totaled approximately $38,000 and $19,000 for the three months ended March 31, 2026 and 2025, respectively.  If the Company incurs expenses for material direct-response advertising, it will be

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

amortized over the estimated benefit period. Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits. For the three months ended March 31, 2026 and 2025, the Company did not incur any direct-response advertising costs.

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

The Company has a single operating segment and thus a single reporting segment. The CODM regularly assesses performance of the aggregated single operating and reporting segment and decides how to allocate resources based on net income calculated on the same basis as is net income reported in the Company’s consolidated statements of operations. The CODM is also regularly provided with expense information at a level consistent with that disclosed in the Company’s consolidated statements of operations.

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

Recent Accounting Pronouncements- Not Yet Adopted

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Note 2.	Investment Securities

The amortized cost and estimated fair values of investment securities available-for-sale at March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. Government Agencies	$1,000	—	(9)	$991
Mortgage-Backed Securities	88,468	361	(5,615)	83,214
Collateralized Mortgage Obligations	1,866	—	(78)	1,788
Corporate Bonds	12,625	199	(3)	12,821

Total	$103,959	$560	$(5,705)	$98,814

	December 31, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. Government Agencies	$1,000	$—	$(4)	$996
Mortgage-Backed Securities	88,432	629	(5,484)	83,577
Collateralized Mortgage Obligations	1,953	—	(74)	1,879
Corporate Bonds	12,625	—	—	12,625

Total	$104,010	$629	$(5,562)	$99,077

The following tables show the gross unrealized losses and estimated fair value of investment securities available-for-sale for which an allowance for credit losses has not been recorded by category and length of time that securities have been in a continuous unrealized loss position at March 31, 2026, and December 31, 2025:

	March 31, 2026
	Securities		Securities
	With Losses Under		With Losses Over
	12 Months		12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Government Agencies	$—	$—	$991	$(9)	$991	$(9)
Mortgage-Backed Securities	18,603	(123)	38,137	(5,492)	56,740	(5,615)
Collateralized Mortgage Obligations	—	—	1,788	(78)	1,788	(78)
Corporate Bonds	621	(3)	—	—	621	(3)

Total	$19,224	$(126)	$40,916	$(5,579)	$60,140	$(5,705)

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

	December 31, 2025
	Securities		Securities
	With Losses Under		With Losses Over
	12 Months		12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Government Agencies	$—	$—	$996	$(4)	$996	$(4)
Mortgage-Backed Securities	5,420	(20)	44,675	(5,464)	50,095	(5,484)
Collateralized Mortgage Obligations	—	—	1,879	(74)	1,879	(74)

Total	$5,420	$(20)	$47,550	$(5,542)	$52,970	$(5,562)

At March 31, 2026, 115 of the Company’s available-for-sale securities had unrealized losses totaling 8.7% of the individual securities’ amortized cost basis and 5.5% of the Company’s total amortized cost basis of the investment securities portfolio. At March 31, 2026, 58 of these 115 securities had been in a continuous loss position for over 12 months. At December 31, 2025, 67 of the Company’s available-for-sale securities had unrealized losses totaling 9.5% of the individual securities’ amortized cost basis and 5.3% of the Company’s total amortized cost basis of the investment securities portfolio.  At December 31, 2025, 61 of the 67 securities had been in a continuous loss position over 12 months.  The unrealized losses of these securities are believed to be caused by market interest rate increases and changing market conditions and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Management has determined that the declines in the fair value of these securities are not attributable to credit losses.

The Company’s securities in an unrealized loss position are issued by U.S. government agencies or U.S. government-sponsored enterprises.  These securities carry the implicit guarantee of the U.S. government and have a long history of zero credit loss. No allowance for credit losses was recorded for available-for-sale securities at March 31, 2026 or December 31, 2025.

The amortized cost and estimated fair value of securities classified as available-for-sale at March 31, 2026, by contractual maturity, are shown in the table below. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of the exercise of call options and potential paydowns. Accordingly actual maturities may differ from contractual maturities.

	Amortized	Fair
(in thousands)	Cost	Value
Available-for-Sale
Due in 1 Year or Less	$—	$—
Due after 1 Year through 5 Years	1,576	1,608
Due after 5 Years through 10 Years	17,973	17,743
Due after 10 Years	84,410	79,463

Total	$103,959	$98,814

There were no sales of available-for-sale securities during the three months ended March 31, 2026 and 2025.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Note 3.	Restricted Stock

The following table shows the amount of restricted stock as of March 31, 2026, and December 31, 2025:

(in thousands)	2026	2025
Federal Home Loan Bank	$591	$585
First National Bankers Bank	350	350

Total	$941	$935

Note 4.	Loans Receivable and Allowance for Credit Losses

Loans receivable at March 31, 2026, and December 31, 2025 are summarized as follows:

(in thousands)	2026	2025
Real Estate Loans
One-to-Four Family Mortgages	$323,175	$325,774
Home Equity Lines of Credit	10,009	10,091
Construction and Land	18,421	12,538
Commercial Real Estate	12,974	10,547
Total	364,579	358,950

Other Loans
Commercial and Industrial	17,642	14,227
Consumer	7,120	4,189

Total Loans Receivable	389,341	377,366

Allowance for Credit Losses	(1,699)	(1,699)
Net Deferred Loan Costs	718	724

Total Loans Receivable, Net	$388,360	$376,391

The following tables present an analysis of past-due loans as of March 31, 2026, and December 31, 2025:

	March 31, 2026
			Loans 90 Days or
	30-59 Days	60-89 Days	More Past Due and	Nonaccrual	Current	Total Loans
(in thousands)	Past Due	Past Due	Still Accruing	Loans	Loans	Receivable
Real Estate Loans
One-to-Four Family Mortgages	$3,085	$272	$—	$33	$319,785	$323,175
Home Equity Lines of Credit	16	—	—	30	9,963	10,009
Construction and Land	129	—	—	—	18,292	18,421
Commercial Real Estate	—	—	—	—	12,974	12,974
Total	3,230	272	—	63	361,014	364,579

Commercial and Industrial	—	—	—	—	17,642	17,642
Consumer	12	—	—	—	7,108	7,120

Total Loans Receivable	$3,242	$272	$—	$63	$385,764	$389,341

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The following table presents the Company’s recorded investment in loans by credit quality indicator by year of origination as of March 31, 2026:

	Term Loans by Year of Origination
(in thousands	2026	2025	2024	2023	2022	Prior	Revolving	Total
One-to-Four Family Mortgages
Pass	$1,420	$6,034	$19,876	$22,466	$37,623	$232,827	$—	$320,246
Special Mention	—	—	—	—	119	1,645	—	1,764
Substandard	—	—	—	—	—	1,165	—	1,165
Total One-to-Four Family Mortgages	$1,420	$6,034	$19,876	$22,466	$37,742	$235,637	$—	$323,175

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Home Equity Lines of Credit
Pass	$—	$83	$603	$—	$10	$385	$8,842	$9,923
Special Mention	—	—	—	—	—	—	56	56
Substandard	—	—	—	—	—	—	30	30
Total Home Equity Lines of Credit	$—	$83	$603	$—	$10	$385	$8,928	$10,009

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land
Pass	$2,648	$15,049	$11	$129	$55	$529	$—	$18,421
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Construction and Land	$2,648	$15,049	$11	$129	$55	$529	$—	$18,421

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Pass	$3,069	$7,401	$1,961	$—	$460	$83	$—	$12,974
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Commercial Real Estate	$3,069	$7,401	$1,961	$—	$460	$83	$—	$12,974

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Pass	$4,151	$3,986	$4,214	$3,392	$1,899	$—	$—	$17,642
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$4,151	$3,986	$4,214	$3,392	$1,899	$—	$—	$17,642

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$3,260	$1,258	$2,141	$165	$24	$272	$—	$7,120
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Consumer	$3,260	$1,258	$2,141	$165	$24	$272	$—	$7,120

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The following table presents the Company’s recorded investment in loans by credit quality indicator as of December 31, 2025:

	Term Loans by Year of Origination
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
One-to-Four Family Mortgages
Pass	$4,364	$19,886	$22,644	$38,297	$51,438	$185,963	$—	$322,592
Special Mention	—	—	—	393	467	1,071	—	1,931
Substandard	—	—	—	—	742	509	—	1,251
Total One-to-Four Family Mortgages	$4,364	$19,886	$22,644	$38,690	$52,647	$187,543	$—	$325,774

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Home Equity Lines of Credit
Pass	$437	$603	$65	$11	$—	$494	$8,406	$10,016
Special Mention	—	—	—	—	—	—	75	75
Substandard	—	—	—	—	—	—	—	—
Total Home Equity Lines of Credit	$437	$603	$65	$11	$—	$494	$8,481	$10,091

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land
Pass	$11,372	$412	$131	$56	$357	$210	$—	$12,538
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Construction and Land	$11,372	$412	$131	$56	$357	$210	$—	$12,538

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Pass	$8,110	$1,884	$—	$467	$—	$86	$—	$10,547
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Commercial Real Estate	$8,110	$1,884	$—	$467	$—	$86	$—	$10,547

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Pass	$4,025	$4,370	$3,615	$2,217	$—	$—	$—	$14,227
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$4,025	$4,370	$3,615	$2,217	$—	$—	$—	$14,227

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$1,330	$2,388	$166	$25	$31	$249	$—	$4,189
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Consumer	$1,330	$2,388	$166	$25	$31	$249	$—	$4,189

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Nonaccrual Loans

The following table is a summary of the Company’s nonaccrual loans by major categories as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
	Nonaccrual	Nonaccrual		Nonaccrual	Nonaccrual	Total
	Loans	Loans		Loans	Loans
	with	with	Total	with	with
	No	an	Nonaccrual	No	an	Nonaccrual
(in thousands)	Allowance	Allowance	Loans	Allowance	Allowance	Loans
One-to-Four Family Mortgages	$33	$—	$33	$544	$—	$544
Home Equity Lines of Credit	30	—	30	—	—	—
Construction and Land	—	—	—	—	—	—
Commercial Real Estate
Commercial and Industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	$63	$—	$63	$544	$—	$544

Interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Payments received while on nonaccrual status are applied to the principal balance of nonaccrual loans. The Company does not recognize interest income while loans are on nonaccrual status.

The following table represents the accrued interest receivables written off by reversing interest income during the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
One-to-Four Family Mortgages	$3	$10
Home Equity Lines of Credit	1	—
Construction and Land	—	—
Commercial Real Estate	—	—
Commercial and Industrial	—	—
Consumer	—	—

Total	$4	$10

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The following table presents an analysis of collateral-dependent loans of the Company as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Residential		Business
(in thousands)	Properties	Land	Assets	Other	Total
One-to-Four Family Mortgages	$1,165	$—	$—	$—	$1,165
Home Equity Lines of Credit	30	—	—	—	30
Construction and Land	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$1,195	$—	$—	$—	$1,195

December 31, 2025
	Residential		Business
(in thousands)	Properties	Land	Assets	Other	Total
One-to-Four Family Mortgages	$1,251	$—	$—	$—	$1,251
Home Equity Lines of Credit	—	—	—	—	—
Construction and Land	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$1,251	$—	$—	$—	$1,251

Allowance for Credit Losses

The following table summarizes the activity related to the allowance for credit losses for the three months ended March 31, 2026 and 2025 (in thousands):

	March 31, 2026
	One-to-Four
	Family	Home Equity	Construction	Commercial	Commercial
(in thousands)	Mortgages	Lines of Credit	and Land	Real Estate	and Industrial	Consumer	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$1,202	$42	$22	$32	$34	$—	$367	$1,699
Recovery of Credit Loss	54	(6)	(4)	(15)	102	—	(131)	—
Loans Charged-Off	—	—	—	—	—	—	—	—
Recoveries Collected	—	—	—	—	—	—	—	—

Ending Balance	$1,256	$36	$18	$17	$136	$—	$236	$1,699

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

	March 31, 2025
	One-to-Four
	Family	Home Equity	Construction	Commercial	Commercial
(in thousands)	Mortgages	Lines of Credit	and Land	Real Estate	and Industrial	Consumer	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$1,526	$45	$13	$4	$76	$28	$7	$1,699
Recovery of Credit Loss	(85)	(2)	13	3	(40)	(1)	112	—
Loans Charged-Off	—	—	—	—	—	—	—	—
Recoveries Collected	—	—	—	—	—	—	—	—

Ending Balance	$1,441	$43	$26	$7	$36	$27	$119	$1,699

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

The Company had no loans with modifications to borrowers experiencing financial difficulty as of March 31, 2026, and December 31, 2025.

There were no modifications to borrower’s experiencing financial difficulty entered into during the three months ended March 31, 2026 and 2025 and no loans which had defaults during the three months ended March 31, 2026 and 2025 which have been modified due to the borrower experiencing financial difficulty.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Unfunded Commitments

For the three month periods ended March 31, 2026 and 2025, provision for credit losses on unfunded commitments totaled $-0-. At March 31, 2026 and December 31, 2025, the liability for credit losses on off-balance-sheet credit exposures included in other liabilities was $25,000.

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

An analysis of the related party activity during the three months ended March 31, 2026 and 2025 is as follows:

	March 31,
(in thousands)	2026	2025
Balance, Beginning of Period	$486	$511
New Loans	—	—
Change in Related Parties, Net	—	—
Repayments, Net	(5)	(9)

Balance, End of Period	$481	$502

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of common equity Tier I capital, Tier I capital and total capital to risk-weighted assets and Tier I capital to average assets. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel Ill rules) became fully effective for the Company on January 1, 2019. Management believes, as of March 31, 2026 and December 31, 2025, that the Company meets all capital adequacy requirements to which it is subject.

As of March 31, 2026 and December 31, 2025, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

capitalized, the Bank must maintain minimum total ratios as disclosed in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s prompt corrective action category.

The Bank’s actual capital amounts and ratios as of March 31, 2026 and December 31, 2025 are also presented in the table below (dollar amounts in thousands):

					Required to Be Well-
			Required for		Capitalized Under
			Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2026
Tier 1 Capital to Average Assets	$115,443	21.41%	$21,589	4.00%	$26,986	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	115,443	39.39	13,190	4.50	19,052	6.50
Tier 1 Capital to Risk-Weighted Assets	115,443	39.39	17,586	6.00	23,448	8.00
Total Capital to Risk-Weighted Assets	117,167	39.97	23,448	8.00	29,311	10.00

December 31, 2025
Tier 1 Capital to Average Assets	$115,012	21.07%	$21,838	4.00%	$27,298	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	115,012	41.17	12,572	4.50	18,159	6.50
Tier 1 Capital to Risk-Weighted Assets	115,012	41.17	16,762	6.00	22,349	8.00
Total Capital to Risk-Weighted Assets	116,736	41.79	22,349	8.00	27,937	10.00

Note 6.	Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the Company’s consolidated balance sheets.

The contract amounts of those instruments reflect the extent of the involvement the Company has in particular classes of financial instruments. As of March 31, 2026 and December 31, 2025, the Company had made various commitments to extend credit totaling approximately $35,922,000 and $35,948,000, respectively. Of these commitments, approximately $18,364,000 and $17,425,000 are at variable rates as of March 31, 2026 and December 31, 2025, respectively.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 are summarized below:

	March 31, 2026
				Total
	Fair Value Measurements			Estimated
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Investment Securities Available-for-Sale
U.S. Government Agencies	$—	$991	$—	$991
Mortgage-Backed Securities	—	83,214	—	83,214
Collateralized Mortgage Obligations	—	1,788	—	1,788
Corporate Bonds	—	12,821	—	12,821

Total	$—	$98,814	$—	$98,814

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

	December 31, 2025
				Total
	Fair Value Measurements			Estimated
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Investment Securities Available-for-Sale
U.S. Government Agencies	$—	$996	$—	$996
Mortgage-Backed Securities	—	83,577	—	83,577
Collateralized Mortgage Obligations		1,879	—	1,879
Corporate Bonds	—	12,625	—	12,625

Total	$—	$99,077	$—	$99,077

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at March 31, 2026 and December 31, 2025.

There were no transfers into, out of, purchases, or sales of Level 3 securities during the three months ended March 31, 2026 and 2025.

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

Foreclosed Assets and Real Estate Owned

Assets acquired through or instead of loan foreclosure are initially recorded at fair value, less estimated costs to sell, when acquired and classified at a Level 3 in the fair value hierarchy. These assets are subsequently accounted for at the lower of cost or fair value, less estimated cost to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis at March 31, 2026 and December 31, 2025:

	March 31, 2026
				Total
	Fair Value Measurements			Estimated
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Collateral Dependent Loans	$—	$—	$3,014	$3,014
Real Estate Owned	—	—	42	42

Total	$—	$—	$3,056	$3,056

	December 31, 2025
				Total
	Fair Value Measurements			Estimated
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Collateral Dependent Loans	$—	$—	$1,251	$1,251
Real Estate Owned	—	—	42	42

Total	$—	$—	$1,293	$1,293

The following tables show significant unobservable inputs used in the fair value measurement of Level 3 assets:

	Valuation	Unobservable	Range of	Weighted Average
March 31, 2026	Technique	Inputs	Discount	Discount
Collateral Dependent Loans	Third-party appraisals and discounted cash flows	Collateral discounts and estimated costs to sell	6% - 10%	6%
Real Estate Owned	Third-party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	6% - 10%	6%

	Valuation	Unobservable	Range of	Weighted Average
December 31, 2025	Technique	Inputs	Discount	Discount
Collateral Dependent Loans	Third-party appraisals and discounted cash flows	Collateral discounts and estimated costs to sell	6% - 10%	6%
Real Estate Owned	Third-party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	6% - 10%	6%

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

The carrying amount and estimated fair value of the Company’s consolidated financial instruments are as follows:

	March 31, 2026
	Carrying	Fair Value Measurements
(in thousands)	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents	$23,311	$23,311	$—	$—
Investment Securities Available-for-Sale	98,814	—	98,814	—
Restricted Stock	941	—	—	941
Loans Receivable, Net	388,360	—	—	345,282

Financial Liabilities
Deposits	395,233	—	—	349,551

	December 31, 2025
	Carrying	Fair Value Measurements
(in thousands)	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents	$33,852	$33,852	$—	$—
Investment Securities Available-for-Sale	99,077	—	99,077	—
Restricted Stock	935	—	—	935
Loans Receivable, Net	376,391	—	—	329,594

Financial Liabilities
Deposits	393,162	—	—	353,299

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

Contributions to the ESOP totaled $112,000 during the three months ended March 31, 2026 and 2025, respectively. Compensation expense is recognized over the service period based on the average fair value of the shares and totaled $84,000 and $70,000 for the three months ended March 31, 2026 and 2025, respectively.

The fair value of the unallocated ESOP shares totaled $5,842,000 at March 31, 2026 and $6,008,000 at December 31, 2025.

Note 9:	Earnings per Share

Income per common share was computed based on the following for the periods ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(In thousands, except per share data)	2026	2025
Numerator:
Net Income (Loss) Available to Common Stockholders	$387	$78

Denominator:
Weighted Average Common Shares Outstanding	5,312	5,559
Weighted Average Unearned ESOP Shares	(398)	(420)
Weighted Average Shares	4,914	5,139

Income (Loss) per Common Share - Basic and Diluted	$0.08	$0.02

Note 10.	Subsequent Events

In accordance with the subsequent events topic of the FASB ASC 855, the Company evaluates events and transactions that occur after the consolidated balance sheets date for potential recognition in the consolidated financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the consolidated balance sheets date are recognized in the consolidated financial statements as of March 31, 2026 and December 31, 2025. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred through the date the consolidated financial statements were issued. Management has concluded that there are no additional events, other than disclosed above, which require disclosure.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis is intended to enhance your understanding of our financial condition and results of operations. The financial information in this section is derived from the accompanying consolidated financial statements. You should read the financial information in this section in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission on March 24, 2026.

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

Comparison of Financial Condition at March 31, 2026 and December 31, 2025

Total Assets. Total assets were $535.7 million at March 31, 2026, an increase of $1.3 million, or 0.2%, compared to $534.4 million at December 31, 2025. This increase is primarily due to a $12.0 million increase in loans receivable, net, offset by a $10.5 million decrease in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $10.6 million, or 31.3%, to $23.3 million at March 31, 2026 from $33.9 million at December 31, 2025.  This decrease is primarily due to the purchase of investments available for sale and the origination of  loans, primarily construction and commercial loans.

Investment Securities Available-for-Sale. Investment securities available-for-sale decreased $263,000, or 0.3%, to $98.8 million at March 31, 2026 from $99.1 million at December 31, 2025. Securities purchased totaled $3.9 million during the three months ended March 31, 2026, and calls, maturities, and repayments totaled $3.9 million.  Adding to the decrease was a fair market value adjustment of $214,000.

Loans Receivable, Net. Loans receivable, net, increased by $12.0 million, or 3.2%, to $388.4 million at March 31, 2026 from $376.4 million at December 31, 2025. During the three months ended March 31, 2026, loan originations were $22.9 million and loan repayments totaled $10.9 million.  During the three months ended March 31, 2026, commercial loans increased by $5.8 million, primarily from the origination of commercial real estate loans, and commercial and industrial loans, 1-4 single family mortgages decreased by $2.6 million, home equity loans decreased by $82,000, consumer loans increased by $2.9 million, and construction and land loans increased by $5.9 million.

Deposits. Deposits increased by $2.1 million, or 0.5%, to $395.2 million at March 31, 2026, from $393.2 million at December 31, 2025.  Certificates of deposit decreased $2.4 million, or 1.0%, to $237.4 million at March 31, 2026, from $239.7 million at December 31, 2025.  NOW accounts increased $2.0 million, or 3.5%, to $58.3 million at March 31,

2026, from $56.3 million at December 31, 2025. MMDA accounts decreased $335,000, or 1.6%, to $20.4 million at March 31, 2026, from $20.7 million at December 31, 2025.  Savings Accounts increased $2.8 million, or 3.7%, to $79.2 million at March 31, 2026, from $76.4 million at December 31, 2025.

Total Stockholders’ Equity. Total stockholders’ equity decreased by $445,000, or 0.3%, to $129.3 million at March 31, 2026, from $129.8 million at December 31, 2025. The decrease resulted primarily from the accumulated other comprehensive loss (as a result of market value adjustment of investment securities available-for-sale due to the rise in market interest rates during the period) increasing $160,000 and additional paid-in-capital decreasing $431,000 due to the repurchase of 59,691 shares of common stock.

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

	For the Three Months Ended March 31,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$22,662	$174	3.11%	$28,812	$286	4.03%
Investment securities available-for-sale	98,226	1,040	4.29	94,601	901	3.86
Loans receivable, net	383,579	4,432	4.69	370,376	4,015	4.40
Restricted stock	935	6	2.60	910	7	3.12
Total interest-earning assets	505,402	5,652	4.37	494,699	5,209	4.27
Noninterest-earning assets	28,228			32,158
Total assets	$533,630			$526,857

Interest-bearing liabilities:
Savings accounts	$77,299	19	0.10%	$77,024	19	0.10%
NOW accounts	55,001	3	0.02	52,761	3	0.02
Money market accounts	20,813	26	0.51	21,684	27	0.50
Certificates of deposit	238,638	2,055	3.49	238,182	2,223	3.79
Total interest-bearing deposits	391,751	2,103	2.18	389,651	2,272	2.36
Federal Home Loan Bank advances	—	—	—	—	—	—
Total interest-bearing liabilities	391,751	2,103	2.18	389,651	2,272	2.36
Noninterest-bearing demand deposits	1,869			2,012
Other noninterest-bearing liabilities	10,823			8,898
Total liabilities	404,443			400,561
Total stockholders' equity	129,187			126,296
Total liabilities and stockholders' equity	$533,630			526,857
Net interest income		$3,549			$2,937
Net interest rate spread (1)			2.36%			1.91%
Net interest-earning assets (2)	$113,651			$105,048
Net interest margin (3)			2.85%			2.41%
Average interest-earning assets to interest-bearing liabilities			129.01%			126.96%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Average yield/rate is an annualized amount.

Comparison of Operating Results for the Three Months Ended March 31, 2026 and 2025

General. Net income for the three months ended March 31, 2026, was $387,000, an increase of $309,000, or 396.2%, compared to $78,000 for the three months ended March 31, 2025. The increase in net income was primarily from a $443,000 increase in interest and dividend income, a $169,000 decrease in interest expense,  offset by a $33,000 decrease in non-interest income, a $188,000 increase in non-interest expense and a $82,000 increase in income tax expense.

Interest and Dividend Income. Interest and dividend income increased by $443,000, or 8.5%, to $5.7 million for the three months ended March 31, 2026, compared to $5.2 million for the three months ended March 31, 2025. The increase is attributed to a $417,000, or 10.4%, increase in interest on loans, and a $139,000, or 15.4%, increase in interest on investment securities available-for-sale, offset by a $113,000, or 38.6%, decrease in interest on other interest-earning assets.

During the three months ended March 31, 2026, average loans receivable, net, increased by $13.2 million, or 3.6%, from the three months ended March 31, 2025. The average yield on loans increased to 4.69% for the three months ended March 31, 2026, from 4.40% for the three months ended March 31, 2025, mainly due to the higher yielding loans that were originated during the period.

The average balance of investment securities available-for-sale increased $3.6 million, or 3.8%, to $98.2 million for the three months ended March 31, 2026, from $94.6 million for the three months ended March 31, 2025. The average yield on available-for-sale investment securities increased to 4.29% for the three months ended March 31, 2026, from 3.86% for the three months ended March 31, 2025. The increase in the average yield on available-for-sale investment securities was primarily due to reinvesting in higher yielding securities.

Interest income on cash and cash equivalents, comprised primarily of overnight deposits, decreased by $112,000, or 39.2%, for the three months ended March 31, 2026, primarily due to an decrease in the average yield to 3.11% for the three months ended March 31, 2026, from 4.03% for the three months ended March 31, 2025.  The decrease in average yield was due to the decline in market interest rates as well as the decrease in the average balance in cash and cash equivalents.  The average balance of cash and cash equivalents decreased by $6.2 million to $22.7 million from the three months ended March 31, 2026, from $28.8 million for the three months ended March 31, 2025. The decrease in the average balance was mainly due to using cash to fund loan originations.

Interest Expense. Total interest expense decreased $169,000 or 7.4%, to $2.1 million for the three months ended March 31, 2026, from $2.3 million for the three months ended March 31, 2025. The average balance of interest-bearing deposits increased by $2.1 million, or 0.5%, to $391.8 million for the three months ended March 31, 2026, from $389.7 million for the three months ended March 31, 2025.

Net Interest Income. Net interest income increased $612,000, or 20.8%, to $3.5 million for the three months ended March 31, 2026, compared to $2.9 million for the three months ended March 31, 2025. The increase reflects the increase in the interest rate spread to 2.36% for the three months ended March 31, 2026, from 1.91% for the three months ended March 31, 2025, while average net interest-earning assets increased $8.6 million period-to-period. The net interest margin increased to 2.85% for the three months ended March 31, 2026, from 2.41% for the three months ended March 31, 2025.  The average yield on interest-earning assets increased from 4.27% for the three months ended March 31, 2025, to 4.37% for the three months ended March 31, 2026. The average rate paid on interest-bearing liabilities decreased from 2.36% for the three months ended March 31, 2025, to 2.18% for the three months ended March 31, 2026. The average rate on certificates of deposits decreased from 3.79% for the three months ended March 31, 2025, to 3.49% for the three months ended March 31, 2026. The decrease in the average rate paid on certificates of deposit primarily resulted from a decrease in market interest rates. The average balance of certificates of deposit increased from $238.2 million as of March 31, 2025, to $238.6 million as March 31, 2026, over the same period the average balance of savings accounts increased from $77.0 million to $77.3 million, the average balance of NOW accounts increased from $52.8 million to $55.0 million, and the average balance of money market accounts decreased from $21.7 million to $20.8 million.

Provision for Credit Losses. The provision for credit losses on loans was $-0- for the three months ended March 31, 2026 and 2025.   The allowance for credit losses on loans represented 0.43% of total loans at March 31, 2026 and 0.44% of total loans at March 31, 2025.

Total non-performing loans were $63,000 at March 31, 2026, compared to $758,000 at March 31, 2025. There were $63,000 in loans over 90 days delinquent at March 31, 2026, compared to $145,000 at March 31, 2025.  Classified loans totaled $1.2 million at March 31, 2026, compared to $758,000 at March 31, 2025. As a percentage of nonperforming loans, the allowance for credit losses on loans was 2,696.8% at March 31, 2026, and 224.1% at March 31, 2025.

Noninterest Income. Noninterest income totaled $229,000 for the three months ended March 31, 2026, a decrease of $33,000, or 12.6%, from $262,000 for the three months ended March 31, 2025. The majority of the decrease was due to a $20,000 decrease in income on bank owned life insurance  for the three months ended March 31, 2026 as well as no gain on real estate recorded for the three months ended March 31, 2026 compared to $13,000 for the three months ended March 31, 2025.

Noninterest Expense. Noninterest expense increased $188,000, or 6.10%, to $3.3 million for the three months ended March 31, 2026, compared to $3.1 million for the three months ended March 31, 2025. The increase was primarily due to an increase of  $90,000, or 4.9%, in salaries and employee benefits, an increase of $24,000, or 5.0%, in occupancy and equipment expense, an increase of $43,000, or 71.7%, in professional and legal expense, an increase of $25,000, or 7.9%, in data processing expense, an increase of $19,000, or 100%, in advertising expense, partially offset by a $7,000, or 9.6%,  decrease in directors fees, a $6,000, or 7.1%, decrease in audit and examination fees, and a $5,000, or 2.6%, decrease in other expenses.

Provision for Income Taxes. The provision for income taxes increased by $82,000, or 390.5%, to $103,000 for the three months ended March 31, 2026, compared to $21,000 for the three months ended March 31, 2025. Pretax income increased by $391,000, or 394.9%, to $490,000 for the three months ended March 31, 2026, compared to $99,000 for the three months ended March 31, 2025.  The effective tax rate was 21% for both periods.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Dallas and from two correspondent banks.  At March 31, 2026, we had no outstanding advances from the Federal Home Loan Bank of Dallas. At March 31, 2026, we had no outstanding balances under the correspondent bank credit facilities.

Time deposits that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 at March 31, 2026 and December 31, 2025 were $50.0 million and $50.2 million, respectively.

Based on collateral pledged, consisting of all shares of FHLB stock owned and the blanket pledge of approximately $233.0 million of its qualifying mortgage loans as of March 31, 2026, the Bank was eligible to borrow up to an additional $187.0 million as of March 31, 2026.

The Bank has an unsecured federal funds line of credit with FNBB that expires on June 30, 2026.  The Bank is eligible to borrow up to $27.2 million.  There was no amount outstanding on this line of credit as of March 31, 2026 and December 31, 2025.

The Bank is eligible to borrow from TIB’s Federal Funds Purchase Line Program, which provides overnight liquidity through pledge of certain qualifying securities.  The Bank is eligible to borrow up to $15.0 million and repayment is due the next day.  There was no amount outstanding on this line of credit as of March 31, 2026 and December 31, 2025.

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

Fifth District Bancorp, Inc. is a separate legal entity from Fifth District Savings Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations. Its primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At March 31, 2026, the Company (on an unconsolidated basis) had liquid assets of $18.2 million.

We believe we maintain a strong liquidity position, and are committed to maintaining it. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2026, the Bank was categorized as well-capitalized under applicable bank regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change its category.

Off-Balance Sheet Arrangements

At March 31, 2026, we had $34.7 million of outstanding commitments to originate loans, which primarily consists of $16.2 million of remaining funds to be disbursed on construction loans in process and $18.4 million of unused balances of home equity lines of credit. At March 31, 2026, certificates of deposit that are scheduled to mature on or before March 31, 2027 totaled $222.6 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may raise interest rates on deposits to attract new accounts or utilize Federal Home Loan Bank of Dallas advances, which may result in higher levels of interest expense.

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

The following table sets forth, as of March 31, 2026, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. All estimated changes presented in the table are within the policy limits established by the Company’s board of directors.

At March 31, 2026
				EVE as a Percentage of Present Value
				of Assets (3)
		Estimated Increase (Decrease) in			Increase
		EVE			(Decrease)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)

400	$73,319	$(58,039)	(44.18)%	17.90%	(873)
300	85,225	(46,133)	(35.12)%	19.96%	(667)
200	99,576	(31,781)	(24.19)%	22.25%	(438)
100	115,547	(15,811)	(12.04)%	24.58%	(205)
Level	131,358	—	—%	26.63%	—
(100)	142,704	11,347	8.64%	27.68%	105
(200)	151,393	20,035	15.25%	28.17%	154
(300)	156,102	24,745	18.84%	27.99%	136
(400)	159,085	27,728	21.11%	27.50%	87
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at March 31, 2026, we would have experienced a 24.19% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 15.25% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

Change in Net Interest Income. The following table sets forth, as of March 31, 2026, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. All estimated changes presented in the table are within the policy limits established by the Company’s board of directors.

At March 31, 2026
Change in Interest Rates	Net Interest Income Year 1
(basis points) (1)	Forecast	Year 1 Change from Level
	(Dollars in thousands)

400	$9,513	(35.56)%
300	10,834	(26.61)
200	12,154	(17.67)
100	13,458	(8.83)
Level	14,761	—
(100)	15,435	4.56
(200)	15,936	7.96
(300)	16,321	10.57
(400)	16,608	12.51
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that as of March 31, 2026, we would have experienced a 17.67% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 7.96% increase in net interest income in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

During the quarter ended March 31, 2026, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2026 through January 31, 2026	32,986	$14.99	32,986	312,527
February 1, 2026 through February 28, 2026	11,994	$15.11	11,994	300,533
March 1, 2026 through March 31, 2026	14,711	$14.81	14,711	285,822
Total	59,691	N/A	59,691	285,822
(1)	On August 25, 2025, the Company authorized and announced a stock repurchase program for up to 555,947 shares of its common stock, representing approximately 10% of shares then outstanding. The Company intends to conduct the repurchases on the open market, including by means of a trading plan adopted under SEC Rule 10b5-1, subject to market conditions and other factors. There is no guarantee as to the number of shares that the Company may ultimately repurchase. The Company may suspend or discontinue the program at any time.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement“ (as such term is defined in Item 408 of SEC Regulation S-K).

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

101

The following materials for the quarter ended March 31, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

FIFTH DISTRICT BANCORP, INC.

Date: May 12, 2026	/s/ Amie L. Lyons
Amie L. Lyons
President and Chief Executive Officer (Duly Authorized Representative and Principal Executive Officer)

Date: May 12, 2026	/s/ Melissa C. Burns
Melissa C. Burns
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer