Form 10-Q
period 2026-06-30
Fifth District Bancorp, Inc.
filed 2026-08-10
CIK 2012726

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

5,235,658 shares of the registrant’s common stock, par value $0.01 per share, were outstanding as of August 10, 2026.

Fifth District Bancorp, Inc.

Form 10-Q

i

Part I. – Financial Information

Item 1.Financial Statements

FIFTH DISTRICT BANCORP, INC.

Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025
(in thousands, except per share amounts)	(Unaudited)
Assets
Cash and Due from Banks	$6,348	$4,993
Interest-Bearing Deposits at Other Financial Institutions	12,813	28,859
Total Cash and Cash Equivalents	19,161	33,852

Investment Securities Available-for-Sale, at Fair Value (amortized cost $99,530 and $104,010 respectively)	94,206	99,077
Restricted Stock	946	935
Loans Receivable, Net of Unearned Income	395,056	378,090
Allowance for Credit Losses	(1,699)	(1,699)
Loans Receivable, Net	393,357	376,391
Bank Owned Life Insurance	7,832	7,689
Premises and Equipment, Net	11,875	11,636
Accrued Interest Receivable	2,274	1,999
Real Estate Owned	45	42
Deferred Tax Asset, Net	1,803	1,722
Other Assets	626	1,051

Total Assets	$532,125	$534,394

Liabilities and Stockholders' Equity
Liabilities
Deposits
Interest-Bearing	$390,091	391,364
Noninterest-Bearing	1,515	1,798
Advances from Borrowers for Taxes, Insurance, and Repairs	5,933	6,178
Other Liabilities	5,582	5,297

Total Liabilities	403,121	404,637

Stockholders' Equity
Preferred Stock - $0.01 Par Value; 1,000,000 Shares Authorized, None Issued and Outstanding at June 30, 2026 and December 31, 2025	—	—
Common Stock - $0.01 Par Value; 20,000,000 Shares Authorized: 5,235,658 and 5,349,039 Shares Issued and Outstanding at June 30, 2026 and December 31, 2025	53	54
Additional Paid-In Capital	50,430	51,195
Unearned ESOP Stock	(3,894)	(4,005)
Retained Earnings	87,136	86,941
Accumulated Other Comprehensive Loss	(4,721)	(4,428)

Total Stockholders' Equity	129,004	129,757

Total Liabilities and Stockholders' Equity	$532,125	$534,394

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Interest and Dividend Income
Loans, Including Fees	$4,619	$4,205	$9,052	$8,220
Investment Securities	1,026	1,018	2,067	1,919
Other Interest-Earning Assets	151	257	332	550

Total Interest and Dividend Income	5,796	5,480	11,451	10,689

Interest Expense
Deposits	2,080	2,332	4,183	4,604

Total Interest Expense	2,080	2,332	4,183	4,604

Net Interest Income	3,716	3,148	7,268	6,085

Provision for Credit Losses on Loans	—	—	—	—
Provision for Credit Losses on Unfunded Commitments	—	—	—	—

Total Provision for Credit Losses	—	—	—	—

Net Interest Income After Provision for Credit Losses	3,716	3,148	7,268	6,085

Non-Interest Income
Deposit Service Charges and Fees	53	52	107	103
ATM and Check Card Fees	100	87	197	196
Bank Owned Life Insurance	74	100	143	176
Gain on Sale of Real Estate Owned	2	1	2	14
Gain on Insurance Proceeds	—	3,469	—	3,469
Other	10	10	21	23

Total Non-Interest Income	239	3,719	470	3,981

Non-Interest Expense
Salaries and Employee Benefits	2,065	2,536	3,978	4,358
Occupancy and Equipment	493	474	996	954
Federal Deposit Insurance	53	53	107	106
Directors	67	64	133	136
Professional and Legal	82	76	186	136
Audit and Examination	81	84	160	169
Data Processing	356	320	699	638
Advertising	47	25	85	44
Charitable Contributions	4	8	8	15
Other	222	192	411	377

Total Non-Interest Expense	3,470	3,832	6,763	6,933

Income Before Income Taxes	485	3,035	975	3,133

Income Tax Expense (Benefit)	101	(91)	204	(71)

Net Income	$384	$3,126	$771	$3,204

Income per Share - Basic and Diluted	$0.08	$0.61	$0.16	$0.62

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Net Income	$384	$3,126	$771	$3,204

Other Comprehensive Income (Loss)
Unrealized Net Gain (Loss) on Investment Securities Available-for-Sale Arising During the Period	(178)	649	(391)	2,342

Reclassification Adjustment for Net Gains Realized	—	—	—	—

Net Gain (Loss) on Defined Benefit Pension Plan	10	(88)	20	(87)

Tax Effect	35	(118)	78	(474)

Total Other Comprehensive Income (Loss)	(133)	443	(293)	1,781

Comprehensive Income	$251	$3,569	$478	$4,985

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-In	ESOP	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Earnings	Loss	Equity
Balance at December 31, 2024	$56	$53,163	$(4,226)	$83,693	$(6,911)	$125,775

Net Income	—	—	—	3,204	—	3,204

Other Comprehensive Income	—	—	—	—	1,781	1,781

ESOP Shares Released for Allocation	—	27	111	—	—	138

Balance at June 30, 2025	$56	$53,190	$(4,115)	$86,897	$(5,130)	$130,898

Balance at December 31, 2025	$54	$51,195	$(4,005)	$86,941	$(4,428)	$129,757

Net Income	—	—	—	771	—	771

Other Comprehensive Loss	—	—	—	—	(293)	(293)

Repurchase of Common Stock (323,815 shares)	(1)	(1,133)	—	(576)	—	(1,710)

ESOP Shares Released for Allocation	—	57	111	—	—	168

Stock-Based Compensation	—	311	—	—	—	311

Balance at June 30, 2026	$53	$50,430	$(3,894)	$87,136	$(4,721)	$129,004

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-In	ESOP	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Earnings	Loss	Equity
Balance at March 31, 2025	$56	53,178	(4,171)	83,771	(5,573)	127,261

Net Income	—	—	—	3,126	—	3,126

Other Comprehensive Income	—	—	—	—	443	443

ESOP Shares Released for Allocation	—	12	56	—	—	68

Balance at June 30, 2025	$56	53,190	(4,115)	86,897	(5,130)	130,898

Balance at March 31, 2026	$53	$50,764	$(3,949)	$87,032	$(4,588)	$129,312

Net Income	—	—	—	384	—	384

Other Comprehensive Loss	—	—	—	—	(133)	(133)

Repurchase of Common Stock (323,815 shares)	—	(537)	—	(280)	—	(817)

ESOP Shares Released for Allocation	—	29	55	—	—	84

Stock-Based Compensation	—	174	—	—	—	174

Balance at June 30, 2026	$53	50,430	(3,894)	87,136	(4,721)	129,004

Note:  The balances as of December 31, 2025 and 2024 were audited.

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2026	2025
Cash Flows from Operating Activities
Net Income	$771	$3,204
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Gain on Insurance Proceeds	—	(3,469)
Gain on Sale of Real Estate Owned	(2)	(14)
Depreciation	328	337
Net Amortization (Accretion) of Deferred Loan Costs	5	(45)
Net Amortization on Investment Securities	20	78
Federal Home Loan Bank Stock Dividend	(11)	(13)
Deferred Tax Benefit	(3)	(262)
Increase in Cash Surrender Value on Bank Owned Life Insurance	(143)	(176)
ESOP Compensation Expense	168	138
Stock-Based Compensation	311	—
Changes in Operating Assets and Liabilities
Accrued Interest Receivable	(275)	(247)
Other Assets	425	575
Other Liabilities	305	1,147

Net Cash Provided by Operating Activities	1,899	1,253

Cash Flows from Investing Activities
Proceeds from Sale or Maturities of Investment Securities
Available-for-Sale	8,353	7,350
Purchases of Investment Securities Available-for-Sale	(3,893)	(12,514)
Increase in Loans Receivable, Net	(17,016)	(12,359)
Proceeds from Sale of Real Estate Owned	44	144
Purchases of Premises and Equipment	(567)	(239)

Net Cash Used in Investing Activities	(13,079)	(17,618)

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Cash Flows (Continued) (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash Flows from Financing Activities
Increase (Decrease) in Deposits, Net	(1,556)	6,767
Decrease in Advances by Borrowers for Taxes, Insurance and Repairs	(245)	(624)
Repurchase of Common Stock	(1,710)	—

Net Cash Provided by (Used in) Financing Activities	(3,511)	6,143

Net Decrease in Cash and Cash Equivalents	(14,691)	(10,222)

Cash and Cash Equivalents, Beginning of Period	33,852	37,916

Cash and Cash Equivalents, End of Period	$19,161	$27,694

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for Interest	$4,401	4,627
Cash Paid During the Period for Taxes	$—	—

Non-Cash Investing and Financing Activities
Real Estate Owned Acquired Through Foreclosure	$45	$130

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies (Unaudited)

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

The unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and SEC Regulation S-X and do not include information or footnotes for a complete presentation of financial condition, results of operations, comprehensive income, changes in stockholders’ equity and cash flows in conformity with U.S. GAAP.  In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the Company’s consolidated financial position and results of operations.  All such adjustments are of a normal, recurring nature, and they are the only adjustments included in the accompanying unaudited consolidated financial statements.  The results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results which may be expected for the entire fiscal year.  These statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2025.

Principles of Consolidation

The consolidated financial statements as of and for the period ended June 30, 2026 include the amounts of Fifth District Bancorp and its wholly-owned subsidiary, Fifth District. All intercompany transactions and balances have been eliminated.

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

The determination of the adequacy of the allowance for credit losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

determination of estimated losses on loans and unfunded commitments, management obtains independent appraisals for significant collateral. While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination processes, periodically review the estimated losses on loans. Based on such reviews the Company may determine to recognize additional losses based on their judgements about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near-term. However, the amount of change that is reasonably possible cannot be estimated.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, cash items, amounts due from banks, and interest-bearing deposits at other financial institutions with an original maturity of 90 days or less, and federal funds sold. Generally, federal funds are sold for one-day periods.

Cash and due from banks include bank deposit accounts aggregating approximately $8,962,000 and $25,808,000  in excess of the Federal Deposit Insurance Corporation limit of $250,000 per insured account on June 30, 2026 and December 31, 2025, respectively. The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

The Company may be required to maintain cash reserves with the Federal Reserve Bank. The requirement is dependent upon the Company’s cash on hand or noninterest-bearing balances. There was no reserve requirement as of June 30, 2026, and December 31, 2025.

Investment Securities

Debt securities classified as held-to-maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are carried at cost, adjusted for amortization of premium and accretion of discounts. Purchase premiums and discounts are recognized in interest income using the effective interest method over the terms of the securities, identified as the call date as to premiums and maturity date as to discounts. The Company held no held-to-maturity securities as of June 30, 2026 or December 31, 2025.

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

Debt securities that are classified as trading are acquired and held principally for the purpose of selling in the near term. These securities are carried at estimated fair value by a third-party pricing service with any unrealized gains or losses included in net income and reported in non-interest income in the consolidated statements of operations. The Company held no trading securities as of June 30, 2026 or December 31, 2025.

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

Changes in the allowance for credit loss are recorded as provision for (or recovery of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2026 and December 31, 2025, there was no allowance for credit loss related to the available-for-sale portfolio.

Accrued interest receivable on available-for-sale securities totaled approximately $385,000 and $411,000 at June 30, 2026 and December 31, 2025, respectively, and was excluded from the estimate of credit losses.

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs.

Accrued interest receivable related to loans totaled $1,889,000 and $1,588,000 at June 30, 2026, and December 31, 2025, respectively, and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance as earned using the interest method over the life of the loan. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment to the related loan’s yield using the effective interest method over the contractual life of the loan.

The accrual of interest is generally discontinued when a loan becomes 90 days past due, is not well collateralized and in the process of collection, or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectible in the normal course of

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

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

This category consists of purchased business loans to independent insurance professionals for the purpose of business acquisition, expansion, refinance and working capital.  These loans are fully collateralized by the business assets of the insurance agency and typically require a life insurance policy for the agent in the amount of the loan.  All loan payments are received directly via electronic transfer.  Loans have a 10-year commitment on a 15-year amortization with a fixed rate for the first 5 years.  Loans reprice for the remaining 5 years at prime plus a margin.  The performance of these loans may be adversely affected by local and national market conditions, the interest rate environment, inflation and other factors.

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

Bank Owned Life Insurance

The Company is the beneficiary of life insurance contracts purchased on the lives of certain officers of the Company which are reported at their cash surrender value. At June 30, 2026 and December 31, 2025, life insurance contracts totaled approximately $7,832,000 and $7,689,000, respectively. Appreciation in the cash surrender value amounted to approximately $74,000 and $87,000 for the three months ended June 30, 2026 and 2025, respectively, and $143,000 and $176,000 for the six months ended June 30, 2026 and 2025.   Appreciation in value of the insurance policies is included in bank owned life insurance within non-interest income in the consolidated statements of operations.

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

The ability of the Company to recover the carrying value of real estate is based upon future sales of the real estate owned. The ability to affect such recovery is subject to market conditions and other factors, many of which are

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

beyond the Company’s control. Operating income of such properties, net of related expenses, and gains and losses on their disposition, are included in the consolidated statements of operations. The Company had $45,000 and $42,000 of real estate owned as of June 30, 2026 and December 31, 2025, respectively.

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

The Company had no amount of interest and/or penalties recognized in the consolidated statements of operations for the three and six months ended June 30, 2026 and 2025, nor any amount of interest and/or penalties payable that were recognized in the consolidated balance sheets as of June 30, 2026 or December 31, 2025, in relation to its income tax returns. Any penalties or interest would be recognized in income tax expense.

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

Earnings per Share

Basic earnings per share (“EPS”) represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are excluded from the weighted average common shares outstanding for both basic and diluted earnings per share calculations until they are committed to be released.

The Company had no dilutive or potentially dilutive securities during the period ended June 30, 2026 or December 31, 2025.

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

ATM and check card fees include interchange fees from credit and debit cards processed through card association networks, annual fees, and other transaction and account management fees. Interchange rates are generally set by the credit card associations and based on purchase volumes and other factors. The Company records interchange fees as services are provided. Transaction and account management fees are recognized as services are provided, except for annual fees which are recognized over the applicable period. The costs of related loyalty rewards programs are netted against interchange revenue as a direct cost of the revenue generating activity.

Non-Direct-Response Advertising

The Company expenses all advertising costs, except for direct response advertising, as incurred. Advertising and promotional expenses totaled $47,000 and $25,000 for the three months ended June 30, 2026 and 2025,

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

respectively, and $85,000 and $44,000 for the six months ended June 30, 2026 and 2025, respectively.  If the Company incurs expenses for material direct-response advertising, it will be amortized over the estimated benefit period. Direct response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits. For the three and six months ended June 30, 2026 and 2025, the Company did not incur any direct response advertising costs.

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements- Not Yet Adopted

The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those years. Early adoption is permitted. The Company does not expect the amendment to have a material effect on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 2.	Investment Securities

The amortized cost and estimated fair values of investment securities available-for-sale at June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. Government Agencies	$1,000	—	(9)	$991
Mortgage-Backed Securities	84,221	296	(5,713)	78,804
Collateralized Mortgage Obligations	1,684	—	(80)	1,604
Corporate Bonds	12,625	187	(5)	12,807

Total	$99,530	$483	$(5,807)	$94,206

	December 31, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. Government Agencies	$1,000	$—	$(4)	$996
Mortgage-Backed Securities	88,432	629	(5,484)	83,577
Collateralized Mortgage Obligations	1,953	—	(74)	1,879
Corporate Bonds	12,625	—	—	12,625

Total	$104,010	$629	$(5,562)	$99,077

The following tables show the gross unrealized losses and estimated fair value of investment securities available-for-sale for which an allowance for credit losses has not been recorded by category and length of time that securities have been in a continuous unrealized loss position at June 30, 2026, and December 31, 2025:

	June 30, 2026
	Securities		Securities
	With Losses Under		With Losses Over
	12 Months		12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Government Agencies	$—	$—	$991	$(9)	$991	$(9)
Mortgage-Backed Securities	16,945	(186)	35,814	(5,527)	52,759	(5,713)
Collateralized Mortgage Obligations	—	—	1,604	(80)	1,604	(80)
Corporate Bonds	621	(5)	—	—	621	(5)

Total	$17,566	$(191)	$38,409	$(5,616)	$55,975	$(5,807)

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

	December 31, 2025
	Securities		Securities
	With Losses Under		With Losses Over
	12 Months		12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Government Agencies	$—	$—	$996	$(4)	$996	$(4)
Mortgage-Backed Securities	5,420	(20)	44,675	(5,464)	50,095	(5,484)
Collateralized Mortgage Obligations	—	—	1,879	(74)	1,879	(74)

Total	$5,420	$(20)	$47,550	$(5,542)	$52,970	$(5,562)

At June 30, 2026, 75 of the Company’s available-for-sale securities had unrealized losses totaling 9.4% of the individual securities’ amortized cost and 5.8% of the Company’s total amortized cost basis of the investment securities portfolio. At June 30, 2026, 55 of these 75 securities had been in a continuous loss position for over 12 months. At December 31, 2025, 67 of the Company’s available-for-sale securities had unrealized losses totaling 9.5% of the individual securities’ amortized cost basis and 5.3% of the Company’s total amortized cost basis of the investment securities portfolio.  At December 31, 2025, 61 of the 67 securities had been in a continuous loss position over 12 months.  The unrealized losses of these securities are believed to be caused by market interest rate increases and changing market conditions and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Management has determined that the declines in the fair value of these securities are not attributable to credit losses.

The majority of the Company’s securities in an unrealized loss position are issued by U.S. government agencies or U.S. government-sponsored enterprises.  These securities carry the implicit guarantee of the U.S. government and have a long history of zero credit loss. No allowance for credit losses was recorded for available-for-sale securities at June 30, 2026 or December 31, 2025.

The amortized cost and estimated fair value of securities classified as available-for-sale at June 30, 2026, by contractual maturity, are shown in the table below. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

	Amortized	Fair
(in thousands)	Cost	Value
Available-for-Sale
Due in 1 Year or Less	$—	$—
Due after 1 Year through 5 Years	1,577	1,589
Due after 5 Years through 10 Years	20,072	19,578
Due after 10 Years	77,881	73,039

Total	$99,530	$94,206

There were no sales of available-for-sale securities during the three and six months ended June 30, 2026 and 2025.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Note 3.	Restricted Stock

The following table shows the amount of restricted stock as of June 30, 2026, and December 31, 2025:

(in thousands)	2026	2025
Federal Home Loan Bank	$596	$585
First National Bankers Bank	350	350

Total	$946	$935

Note 4.	Loans Receivable and Allowance for Credit Losses

Loans receivable June 30, 2026, and December 31, 2025 are summarized as follows:

(in thousands)	2026	2025
Real Estate Loans
One-to-Four Family Mortgages	$321,327	$325,774
Home Equity Lines of Credit	10,494	10,091
Construction and Land	22,624	12,538
Commercial Real Estate	16,079	10,547
Total	370,524	358,950

Other Loans
Commercial and Industrial	16,931	14,227
Consumer	6,872	4,189

Total Loans Receivable	394,327	377,366

Allowance for Credit Losses	(1,699)	(1,699)
Net Deferred Loan Costs	729	724

Total Loans Receivable, Net	$393,357	$376,391

The following tables present an analysis of past-due loans as of June 30, 2026, and December 31, 2025:

	June 30, 2026
			Loans 90 Days or
	30-59 Days	60-89 Days	More Past Due and	Nonaccrual	Current	Total Loans
(in thousands)	Past Due	Past Due	Still Accruing	Loans	Loans	Receivable
Real Estate Loans
One-to-Four Family Mortgages	$3,959	$1,205	$—	$313	$315,850	$321,327
Home Equity Lines of Credit	77	16	—	30	10,371	10,494
Construction and Land	128	—	—	—	22,496	22,624
Commercial Real Estate	—	—	—	—	16,079	16,079
Total	4,164	1,221	—	343	364,796	370,524

Commercial and Industrial	84	—	—	—	16,847	16,931
Consumer	—	—	—	—	6,872	6,872

Total Loans Receivable	$4,248	$1,221	$—	$343	$388,515	$394,327

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The following table presents the Company’s recorded investment in loans by credit quality indicator by year of origination as of June 30, 2026:

	Term Loans by Year of Origination
(in thousands	2026	2025	2024	2023	2022	Prior	Revolving	Total
One-to-Four Family Mortgages
Pass	$3,873	$7,431	$19,583	$21,888	$36,701	$228,979	$—	$318,455
Special Mention	—	—	—	—	389	1,465	—	1,854
Substandard	—	—	—	—	—	1,018	—	1,018
Total One-to-Four Family Mortgages	$3,873	$7,431	$19,583	$21,888	$37,090	$231,462	$—	$321,327

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Home Equity Lines of Credit
Pass	$—	$78	$603	$—	$9	$378	$9,340	$10,408
Special Mention	—	—	—	—	—	—	56	56
Substandard	—	—	—	—	—	—	30	30
Total Home Equity Lines of Credit	$—	$78	$603	$—	$9	$378	$9,426	$10,494

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land
Pass	$6,558	$15,374	$9	$128	$35	$520	$—	$22,624
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Construction and Land	$6,558	$15,374	$9	$128	$35	$520	$—	$22,624

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Pass	$6,251	$7,341	$1,954	$—	$453	$80	$—	$16,079
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Commercial Real Estate	$6,251	$7,341	$1,954	$—	$453	$80	$—	$16,079

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Pass	$4,116	$3,950	$3,765	$3,264	$1,836	$—	$—	$16,931
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$4,116	$3,950	$3,765	$3,264	$1,836	$—	$—	$16,931

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$3,168	$1,212	$2,006	$218	$22	$246	$—	$6,872
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Consumer	$3,168	$1,212	$2,006	$218	$22	$246	$—	$6,872

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Nonaccrual Loans

The following table is a summary of the Company’s nonaccrual loans by major categories as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
	Nonaccrual	Nonaccrual		Nonaccrual	Nonaccrual	Total
	Loans	Loans		Loans	Loans
	with	with	Total	with	with
	No	an	Nonaccrual	No	an	Nonaccrual
(in thousands)	Allowance	Allowance	Loans	Allowance	Allowance	Loans
One-to-Four Family Mortgages	$313	$—	$313	$544	$—	$544
Home Equity Lines of Credit	30	—	30	—	—	—
Construction and Land	—	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	$343	$—	$343	$544	$—	$544

Interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Payments received while on nonaccrual status are applied to the principal balance of nonaccrual loans. The Company does not recognize interest income while loans are on nonaccrual status.

The following table represents the accrued interest receivables written off by reversing interest income during the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
One-to-Four Family Mortgages	$6	11	$6	$21
Home Equity Lines of Credit	—	—	1	—
Construction and Land	—	—	—	—
Commercial Real Estate	—	—	—	—
Commercial and Industrial	—	—	—	—
Consumer	—	—	—	—

Total	$6	$11	$7	$21

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The following table presents an analysis of collateral-dependent loans of the Company as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Residential		Business
(in thousands)	Properties	Land	Assets	Other	Total
One-to-Four Family Mortgages	$1,018	$—	$—	$—	$1,018
Home Equity Lines of Credit	30	—	—	—	30
Construction and Land	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$1,048	$—	$—	$—	$1,048

December 31, 2025
	Residential		Business
(in thousands)	Properties	Land	Assets	Other	Total
One-to-Four Family Mortgages	$1,251	$—	$—	$—	$1,251
Home Equity Lines of Credit	—	—	—	—	—
Construction and Land	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$1,251	$—	$—	$—	$1,251

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Allowance for Credit Losses

The following table summarizes the activity related to the allowance for credit losses for the three and six months ended June 30, 2026 and 2025 (in thousands):

	One-to-Four	Home Equity
	Family	Lines of	Construction	Commercial	Commercial
Three Months Ended June 30, 2026	Mortgages	Credit	and Land	Real Estate	and Industrial	Consumer	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$1,256	36	18	17	136	—	236	$1,699
Net Provision for Credit Loss	218	4	26	31	(40)	—	(239)	—
Loans Charged-Off	—	—	—	—	—	—	—	—
Recoveries Collected	—	—	—	—	—	—	—	—

Ending Balance	$1,474	$40	$44	$48	$96	$—	$(3)	$1,699

Three Months Ended June 30, 2025
Allowance for Credit Losses
Beginning Balance	$1,441	43	26	—	43	27	119	$1,699
Net Provision for Credit Loss	(173)	1	—	—	(10)	(27)	209	—
Loans Charged-Off	—	—	—	—	—	—	—	—
Recoveries Collected	—	—	—	—	—	—	—	—

Ending Balance	$1,268	$44	$26	$—	$33	$—	$328	$1,699

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

	One-to-Four	Home Equity
	Family	Lines of	Construction	Commercial	Commercial
Six Months Ended June 30, 2026	Mortgages	Credit	and Land	Real Estate	and Industrial	Consumer	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$1,202	42	22	32	34	—	367	$1,699
Net Provision for Credit Loss	272	(2)	22	16	62	—	(370)	—
Loans Charged-Off	—	—	—	—	—	—	—	—
Recoveries Collected	—	—	—	—	—	—	—	—

Ending Balance	$1,474	$40	$44	$48	$96	$—	$(3)	$1,699

Six Months Ended June 30, 2025
Allowance for Credit Losses
Beginning Balance	$1,526	$45	$13	$—	$80	$28	$7	$1,699
Net Provision for Credit Loss	(258)	(1)	13	—	(47)	(28)	321	—
Loans Charged-Off	—	—	—	—	—	—	—	—
Recoveries Collected	—	—	—	—	—	—	—	—

Ending Balance	$1,268	$44	$26	$—	$33	$—	$328	$1,699

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

The Company had no loans with modifications to borrowers experiencing financial difficulty as of June 30, 2026, and December 31, 2025.

There were no modifications to borrower’s experiencing financial difficulty entered into during the three and six months ended June 30, 2026 and 2025 and no loans which had defaults during the three and six months ended June 30, 2026 and 2025 which have been modified due to the borrower experiencing financial difficulty.

Unfunded Commitments

For the three and six month periods ended June 30, 2026 and 2025, provision for credit losses on unfunded commitments totaled $-0-. At June 30, 2026 and December 31, 2025, the liability for credit losses on off-balance-sheet credit exposures included in other liabilities was $25,000.

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

An analysis of the related party activity during the six months ended June 30, 2026 and 2025 is as follows:

	June 30,
(in thousands)	2026	2025
Balance, Beginning of Period	$486	$511
New Loans	—	—
Change in Related Parties, Net	—	—
Repayments, Net	(9)	(16)

Balance, End of Period	$477	$495

Related Party Other

The Company generally requires an inspection of the property before disbursement of funds during the term of the construction loan and inspections are typically performed by one of the Company’s directors. There is no revenue or expenses recorded by the Company related to those services as the customer pays these fees through their closing costs.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of common equity Tier I capital, Tier I capital and total capital to risk-weighted assets and Tier I capital to average assets. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel Ill rules) became fully effective for the Company on January 1, 2019. Management believes, as of June 30, 2026 and December 31, 2025, that the Company meets all capital adequacy requirements to which it is subject.

As of June 30, 2026 and December 31, 2025, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total ratios as disclosed in the table below. There are no conditions or events since the notification that management believes has changed the Bank’s prompt corrective action category.

The Bank’s actual capital amounts and ratios as of June 30, 2026 and December 31, 2025 are also presented in the table below (dollar amounts in thousands):

					Required to Be Well-
			Required for		Capitalized Under
			Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2026
Tier 1 Capital to Average Assets	$115,902	21.41%	$21,676	4.00%	$27,095	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	115,902	38.90	13,407	4.50	19,366	6.50
Tier 1 Capital to Risk-Weighted Assets	115,902	38.90	17,877	6.00	23,835	8.00
Total Capital to Risk-Weighted Assets	117,626	39.48	23,835	8.00	29,794	10.00

December 31, 2025
Tier 1 Capital to Average Assets	$115,012	21.07%	$21,838	4.00%	$27,298	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	115,012	41.17	12,572	4.50	18,159	6.50
Tier 1 Capital to Risk-Weighted Assets	115,012	41.17	16,762	6.00	22,349	8.00
Total Capital to Risk-Weighted Assets	116,736	41.79	22,349	8.00	27,937	10.00

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Note 6.	Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the Company’s consolidated balance sheets.

The contract amounts of those instruments reflect the extent of the involvement the Company has in particular classes of financial instruments. As of June 30, 2026 and December 31, 2025, the Company had made various commitments to extend credit totaling approximately $46,099,000 and $35,948,000, respectively. Of these commitments, approximately $18,677,000 and $17,425,000 are at variable rates as of June 30, 2026 and December 31, 2025, respectively.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 are summarized below:

	June 30, 2026
				Total
	Fair Value Measurements			Estimated
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Investment Securities Available-for-Sale
U.S. Government Agencies	$—	$991	$—	$991
Mortgage-Backed Securities	—	78,804	—	78,804
Collateralized Mortgage Obligations	—	1,604	—	1,604
Corporate Bonds	—	12,807	—	12,807

Total	$—	$94,206	$—	$94,206

	December 31, 2025
				Total
	Fair Value Measurements			Estimated
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Investment Securities Available-for-Sale
U.S. Government Agencies	$—	$996	$—	$996
Mortgage-Backed Securities	—	83,577	—	83,577
Collateralized Mortgage Obligations	—	1,879	—	1,879
Corporate Bonds	—	12,625	—	12,625

Total	$—	$99,077	$—	$99,077

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at June 30, 2026 and December 31, 2025.

There were no transfers into, out of, purchases, or sales of Level 3 securities during the three and six months ended June 30, 2026 and 2025.

Assets and Liabilities Measured on a Non-Recurring Basis

The following describes the hierarchy designation, valuation methodologies, and key inputs for those assets that are measured at fair value on a non-recurring basis:

Collateral Dependent Loans

For collateral dependent loans, fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral dependent loans consist of one-to-four family

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

mortgages and home equity lines of credit secured by residential properties. The value of residential property collateral is determined based on appraisal by qualified licensed appraisers hired by the Company. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.

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

The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis at June 30, 2026 and December 31, 2025:

	June 30, 2026
				Total
	Fair Value Measurements			Estimated
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Collateral Dependent Loans	$—	$—	$1,048	$1,048
Real Estate Owned	—	—	45	45

Total	$—	$—	$1,093	$1,093

	December 31, 2025
				Total
	Fair Value Measurements			Estimated
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Collateral Dependent Loans	$—	$—	$1,251	$1,251
Real Estate Owned	—	—	42	42

Total	$—	$—	$1,293	$1,293

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The following tables show significant unobservable inputs used in the fair value measurement of Level 3 assets:

	Valuation	Unobservable	Range of	Weighted Average
June 30, 2026	Technique	Inputs	Discount	Discount
Collateral Dependent Loans	Third-party appraisals and discounted cash flows	Collateral discounts and estimated costs to sell	6% - 10%	6%
Real Estate Owned	Third-party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	6% - 10%	6%

	Valuation	Unobservable	Range of	Weighted Average
December 31, 2025	Technique	Inputs	Discount	Discount
Collateral Dependent Loans	Third-party appraisals and discounted cash flows	Collateral discounts and estimated costs to sell	6% - 10%	6%
Real Estate Owned	Third-party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	6% - 10%	6%

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

Deposits - For demand deposit, savings and certain money market fund accounts, fair value is equal to the amount payable on demand or carrying value. For time deposits, fair value is estimated using a discounted cash flow method.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The carrying amount and estimated fair value of the Company’s consolidated financial instruments are as follows:

	June 30, 2026
	Carrying	Fair Value Measurements
(in thousands)	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents	$19,161	$19,161	$—	$—
Investment Securities Available-for-Sale	94,206	—	94,206	—
Restricted Stock	946	—	—	946
Loans Receivable, Net	393,357	—	—	348,327

Financial Liabilities
Deposits	391,606	—	—	346,227

	December 31, 2025
	Carrying	Fair Value Measurements
(in thousands)	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents	$33,852	$33,852	$—	$—
Investment Securities Available-for-Sale	99,077	—	99,077	—
Restricted Stock	935	—	—	935
Loans Receivable, Net	376,391	—	—	329,594

Financial Liabilities
Deposits	393,162	—	—	353,299

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

Contributions to the ESOP totaled $112,000 and $224,000 during the three and six months ended June 30, 2026 and 2025, respectively. Compensation expense is recognized over the service period based on the average fair value of the shares and totaled $85,000 and $168,000 for the three and six months ended June 30, 2026, and $68,000 and $138,000 for the three and six months ended June 30, 2025.

The fair value of the unallocated ESOP shares totaled $6,301,000 at June 30, 2026 and $6,008,000 at December 31, 2025.

Note 9:	Earnings per Share

Income per common share was computed based on the following for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net Income Available to Common Stockholders	$384	3,126	$771	$3,204

Denominator:
Weighted Average Common Shares Outstanding	5,262	5,559	5,287	5,559
Weighted Average Unearned ESOP Shares	(392)	(414)	(395)	(417)
Weighted Average Shares	4,870	5,145	4,892	5,142

Income per Common Share - Basic and Diluted	$0.08	$0.61	$0.16	$0.62

Note 10.	Subsequent Events

In accordance with the subsequent events topic of the FASB ASC 855, the Company evaluates events and transactions that occur after the consolidated balance sheets date for potential recognition in the consolidated financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the consolidated balance sheets date are recognized in the consolidated financial statements as of June 30, 2026 and December 31, 2025. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred through the date the consolidated financial statements were issued. Management has concluded that there are no additional events, other than disclosed above, which require disclosure.

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

Comparison of Financial Condition at June 30, 2026 and December 31, 2025

Total Assets. Total assets were $532.1 million at June 30, 2026, a decrease of $2.3 million, or 0.4%, compared to $534.4 million at December 31, 2025. This decrease is primarily due to a $14.7 million decrease in cash and cash equivalents, a $4.9 million decrease in investment securities available-for-sale, offset by a $17.0 million increase in loans receivable, net.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $14.7 million, or 43.4%, to $19.2 million at June 30, 2026 from $33.9 million at December 31, 2025.  This decrease is primarily due to the origination of loans, primarily construction and commercial loans.

Investment Securities Available-for-Sale. Investment securities available-for-sale decreased $4.9 million, or 4.9%, to $94.2 million at June 30, 2026 from $99.1 million at December 31, 2025. Securities purchased totaled $3.9 million during the six months ended June 30, 2026, and calls, maturities, and repayments totaled $8.4 million.  Adding to the decrease was a fair market value downward adjustment of $391,000.

Loans Receivable, Net. Loans receivable, net, increased by $17.0 million, or 4.5%, to $393.4 million at June 30, 2026 from $376.4 million at December 31, 2025.  During the six months ended June 30, 2026, loan originations were $37.2 million and loan repayments totaled $20.2 million. During the six months ended June 30, 2026, commercial loans increased by $8.2 million, primarily from the origination of commercial real estate loans, and commercial and industrial loans, home equity loans increased by $403,000, consumer loans increased by $2.8 million, construction and land loans increased by $10.1 million, and 1-4 single family mortgages decreased by $4.4 million.

Deposits. Deposits decreased by $1.6 million, or 0.4%, to $391.6 million at June 30, 2026, from $393.2 million at December 31, 2025.  Certificates of deposit decreased $1.7 million, or 0.7%, to $238.1 million at June 30, 2026, from

$239.7 million at December 31, 2025.  Demand deposit accounts increased $1.6 million, or 2.9%, to $57.9 million at June 30, 2026, from $56.3 million at December 31, 2025. MMDA accounts decreased $1.1 million, or 5.1%, to $19.7 million at June 30, 2026, from $20.7 million at December 31, 2025.  Savings accounts decreased $463,000, or 0.6%, to $76.0 million at June 30, 2026, from $76.4 million at December 31, 2025.

Total Stockholders’ Equity. Total stockholders’ equity decreased by $753,000, or 0.6%, to $129.0 million at June 30, 2026, from $129.8 million at December 31, 2025. The decrease resulted primarily from the accumulated other comprehensive loss (as a result of a downward market value adjustment of investment securities available-for-sale due to the rise in market interest rates during the period) increasing $293,000 and additional paid-in-capital decreasing $765,000 due to the repurchase of 53,690 shares of common stock.

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

	For the Three Months Ended June 30,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (4)	Balance	Interest	Yield/Rate (4)

	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$18,501	$146	3.20%	$24,191	$244	4.09%
Investment securities available-for-sale	96,424	1,026	4.32	98,883	1,018	4.18
Loans receivable, net	389,800	4,619	4.81	378,868	4,205	4.50
Restricted stock	941	5	2.15	917	13	5.75
Total interest-earning assets	505,666	5,796	4.65	502,859	5,480	4.42
Noninterest-earning assets	29,913			36,050
Total assets	$535,579			$538,909

Interest-bearing liabilities:
Savings accounts	$77,009	19	0.10%	$77,822	19	0.10%
Demand deposit accounts	58,003	4	0.03	54,426	3	0.02
Money market accounts	19,971	25	0.51	21,130	26	0.50
Certificates of deposit	239,098	2,032	3.45	243,615	2,284	3.80
Total interest-bearing deposits	394,081	2,080	2.14	396,993	2,332	2.38
Federal Home Loan Bank advances	—	—	—	—	—	—
Total interest-bearing liabilities	394,081	2,080	2.14	396,993	2,332	2.38
Noninterest-bearing demand deposits	1,503			1,575
Other noninterest-bearing liabilities	11,336			10,488
Total liabilities	406,920			409,056
Total stockholders' equity	128,659			129,853
Total liabilities and stockholders' equity	$535,579			538,909
Net interest income		$3,716			$3,148
Net interest rate spread (1)			2.51%			2.04%
Net interest-earning assets (2)	$111,585			$105,866
Net interest margin (3)			2.98%			2.54%
Average interest-earning assets to interest-bearing liabilities			128.32%			126.67%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Average yield/rate is an annualized amount.

Comparison of Operating Results for the Three Months Ended June 30, 2026 and 2025

General. Net income for the three months ended June 30, 2026, was $384,000, a decrease of $2.7 million, or 87.7%, compared to $3.1 million for the three months ended June 30, 2025. The decrease in net income was primarily from a $3.5 million decrease in non-interest income mainly due to a gain on insurance proceeds (in relation to the payout of bank owned life insurance) paid out in 2025, a $192,000 increase in provision for income taxes, partially offset by a $316,000 increase in interest and dividend income, a decrease in interest expense of $252,000, and a  $362,000 decrease in non-interest expense.

Interest and Dividend Income. Interest and dividend income increased by $316,000, or 5.8%, to $5.8 million for the three months ended June 30, 2026, compared to $5.5 million for the three months ended June 30, 2025. The increase is attributed to a $414,000, or 9.9%, increase in interest on loans, a $8,000, or 0.8%, increase in interest on investment securities available-for-sale offset by a $106,000, or 41.3%, decrease in interest on other interest-earning assets.

During the three months ended June 30, 2026, average loans receivable, net, increased by $10.9 million, or 2.9%, from the three months ended June 30, 2025. The average yield on loans increased to 4.81% for the three months ended June 30, 2026, from 4.50% for the three months ended June 30, 2025, mainly due to the higher yielding loans that were originated during the period.

The average balance of investment securities available-for-sale decreased $2.5 million, or 2.5%, to $96.4 million for the three months ended June 30, 2026, from $98.9 million for the three months ended June 30, 2025. The average yield on available-for-sale investment securities increased to 4.32% for the three months ended June 30, 2026, from 4.18% for the three months ended June 30, 2025. The increase in the average yield on available-for-sale investment securities was primarily due to reinvesting in higher yielding bonds.

Interest income on cash and cash equivalents, comprised primarily of overnight deposits, decreased by $98,000, or 40.2%, for the three months ended June 30, 2026, primarily due to an decrease in the average yield to 3.20% for the three months ended June 30, 2026, from 4.09% for the three months ended June 30, 2025.  The decrease in average yield was due to the decline in market interest rates.  The average balance of cash and cash equivalents decreased by $5.7 million to $18.5 million for the three months ended June 30, 2026, from $24.2 million for the three months ended June 30, 2025.

Interest Expense. Total interest expense decreased $252,000 or 10.8%, to $2.1 million for the three months ended June 30, 2026, from $2.3 million for the three months ended June 30, 2025. The average balance of interest-bearing deposits decreased by $2.9 million, or 0.7%, to $394.1 million for the three months ended June 30, 2026, from $397.0 million for the three months ended June 30, 2025.

Net Interest Income. Net interest income increased $568,000, or 18.0%, to $3.7 million for the three months ended June 30, 2026, compared to $3.1 million for the three months ended June 30, 2025. The increase reflects the increase in the interest rate spread to 2.51% for the three months ended June 30, 2026, from 2.04% for the three months ended June 30, 2025, while average net interest-earning assets increased $5.7 million period-to-period. The net interest margin increased to 2.98% for the three months ended June 30, 2026, from 2.54% for the three months ended June 30, 2025.  The average yield on interest-earning assets increased from 4.42% for the three months ended June 30, 2025, to 4.65% for the three months ended June 30, 2026. The average rate paid on interest-bearing liabilities decreased from 2.38% for the three months ended June 30, 2025, to 2.14% for the three months ended June 30, 2026. The average rate on certificates of deposits decreased from 3.80% for the three months ended June 30, 2025, to 3.45% for the three months ended June 30, 2026. The decrease in the average rate paid on certificates of deposit primarily resulted from a decrease in market interest rates. The average balance of certificates of deposit decreased from $243.6 million as of June 30, 2025, to $239.1 million as of June 30, 2026, while over the same period the average balance of savings accounts decreased from $77.8 million to $77.0 million, and the average balance of money market accounts decreased from $21.1 million to $20.0 million.

Provision for Credit Losses. The provision for credit losses on loans was $-0- for the three months ended June 30, 2026 and 2025.  The allowance for credit losses on loans represented 0.43% of total loans at June 30, 2026 and 0.45% of total loans at June 30, 2025.

Total non-performing loans were $343,000 at June 30, 2026, compared to $1.3 million at June 30, 2025. We had $343,000 of loans over 90 days delinquent at June 30, 2026, compared to $1.3 million at June 30, 2025.  Classified loans totaled $1.1 million at June 30, 2026, compared to $915,000 at June 30, 2025. As a percentage of nonperforming loans, the allowance for credit losses on loans was 495.3% at June 30, 2026, and 130.7% at June 30, 2025.

Noninterest Income. Noninterest income totaled $239,000 for the three months ended June 30, 2026, a decrease of $3.5 million, or 93.6%, from $3.7 million for the three months ended June 30, 2025. The majority of the decrease was due to a gain on bank owned life insurance proceeds for the three months ended June 30, 2025.

Noninterest Expense. Noninterest expense decreased $362,000, or 9.5%, to $3.5 million for the three months ended June 30, 2026, compared to $3.8 million for the three months ended June 30, 2025. The decrease was primarily due to a decrease in salaries and employee benefits of $471,000 or 18.6%, partially offset by an increase in occupancy and equipment expense of $19,000, or 4.0%, an increase in professional and legal fees of $6,000, or 7.9%, an increase in data processing expense of $36,000, or 11.3%, an increase advertising of $22,000, or 88.0%, and an increase in other expenses of $30,000, or 15.6%.  The decrease in salaries and employee benefits is mainly from a death benefit paid out in 2025 to the intended beneficiaries of the late President and Chief Executive Officer from the proceeds of the bank owned life insurance.

Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes increased by $192,000, or 211.0%, to $101,000 for the three months ended June 30, 2026, compared to ($91,000) for the three months ended June 30, 2025. While pretax income decreased by $2.6 million, or 84.0%, for the three months ended June 30, 2026, $3.5 million of the pretax income for the three months ended June 30, 2025, was from the non-taxable proceeds of the bank owned life insurance.  The effective tax rate was 21% for both periods.

	For the Six Months Ended June 30,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (4)	Balance	Interest	Yield/Rate (4)

	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$20,537	$321	3.15%	$26,472	$537	4.09%
Investment securities available-for-sale	97,306	2,067	4.28	96,492	1,919	4.01
Loans receivable, net	386,746	9,052	4.72	374,671	8,220	4.42
Restricted stock	938	11	2.36	913	13	2.87
Total interest-earning assets	505,527	11,451	4.57	498,548	10,689	4.32
Noninterest-earning assets	29,078			35,969
Total assets	$534,605			$534,517

Interest-bearing liabilities:
Savings accounts	$77,148	38	0.10%	$77,426	38	0.10%
Demand deposit accounts	56,514	7	0.02	53,600	7	0.03
Money market accounts	20,386	50	0.49	21,404	53	0.50
Certificates of deposit	238,865	4,088	3.45	240,933	4,506	3.77
Total interest-bearing deposits	392,913	4,183	2.15	393,363	4,604	2.36
Federal Home Loan Bank advances	—	—	—	—	—	—
Total interest-bearing liabilities	392,913	4,183	2.15	393,363	4,604	2.36
Noninterest-bearing demand deposits	1,686			1,793
Other noninterest-bearing liabilities	11,084			10,024
Total liabilities	405,683			405,180
Total stockholders' equity	128,922			129,337
Total liabilities and stockholders' equity	$534,605			534,517
Net interest income		$7,268			$6,085
Net interest rate spread (1)			2.42%			1.96%
Net interest-earning assets (2)	$112,614			$105,185
Net interest margin (3)			2.90%			2.46%
Average interest-earning assets to interest-bearing liabilities			128.66%			126.74%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Average yield/rate is an annualized amount.

Comparison of Operating Results for the Six Months Ended June 30, 2026 and 2025

General. Net income for the six months ended June 30, 2026, was $771,000 a decrease of $2.4 million or 75.9%, compared to $3.2 million for the six months ended June 30, 2025. The decrease in net income was primarily from a $3.5 million decrease in non-interest income mainly due to a gain on insurance proceeds (in relation to the payout of bank owned life insurance) paid out in 2025, a $275,000 increase in provision for income taxes, partially offset by a $762,000 increase in interest and dividend income, a decrease in interest expense of $421,000, and a  $170,000 decrease in non-interest expense.

The decrease in net income was primarily from an increase in interest income of $762,000, an increase in non-interest income of $3.5 million mainly due to a gain on bank owned life insurance proceeds paid out in 2025, a decrease in interest expense of 421,000, a decrease in non-interest expense of $170,000, partially offset by an increase of $275,000 in income tax expense.

Interest and Dividend Income. Interest and dividend income increased by $762,000, or 7.1%, to $11.5 million for the six months ended June 30, 2026, compared to $10.7 million for the six months ended June 30, 2025. The increase is attributed to a $832,000, or 10.1%, increase in interest on loans, a $148,000, or 7.7%, increase in interest on investment securities available-for-sale, offset by a $218,000, or 39.6% decrease in interest on other interest-earning assets.

During the six months ended June 30, 2026, average loans receivable, net, increased by $12.1 million, or 3.2%, from the six months ended June 30, 2025. The average yield on loans increased to 4.72% for the six months ended June 30, 2026, from 4.42% for the six months ended June 30, 2025, mainly due to higher yielding loans originated during the period.

The average balance of investment securities available-for-sale increased $814,000, or 0.8%, to $97.3 million for the six months ended June 30, 2026, from $96.5 million for the six months ended June 30, 2025. The average yield on available-for-sale investment securities increased to 4.28% for the six months ended June 30, 2026, from 4.01% for the six months ended June 30, 2025. The increase in the average yield on available-for-sale investment securities was primarily due to reinvesting in higher yielding bonds.

Interest income on cash and cash equivalents, comprised primarily of overnight deposits, decreased by $216,000, or 40.2%, for the six months ended June 30, 2026, primarily due to an decrease in the average balance of cash and cash equivalents by $5.9 million to $20.5 million for the six months ended June 30, 2026, from $26.5 million for the six months ended June 30, 2025.  The average yield decreased to 3.15% for the six months ended June 30, 2026, from 4.09% for the six months ended June 30, 2025.  The decrease in average yield was due to the decrease in market interest rates.

Interest Expense. Total interest expense decreased $421,000 or 9.1%, to $4.2 million for the six months ended June 30, 2026, from $4.6 million for the six months ended June 30, 2025. The average cost of deposits decreased from 2.36% for the six months ended June 30 2025, to 2.15% for the six months ended June 30, 2026.  The average balance of interest-bearing deposits decreased by $450,000, or 0.1%, to $392.9 million for the six months ended June 30, 2026, from $393.4 million for the six months ended June 30, 2025.

Net Interest Income. Net interest income increased $1.2 million, or 19.4%, to $7.3 million for the six months ended June 30, 2026, compared to $6.1 million for the six months ended June 30, 2025. The increase reflects the increase in the interest rate spread to 2.42% for the six months ended June 30, 2026, from 1.96% for the six months ended June 30, 2025, while average net interest-earning assets increased $7.4 million period-to-period. The net interest margin increased to 2.90% for the six months ended June 30, 2026, from 2.46% for the six months ended June 30, 2025.  The average yield on interest-earning assets increased from 4.32% for the six months ended June 30, 2025, to 4.57% for the six months ended June 30, 2026. The average rate paid on interest-bearing liabilities decreased from 2.36% for the six months ended June 30, 2025, to 2.15% for the six months ended June 30, 2026, primarily due to a decrease in the average balance of certificates of deposit from $240.9 million for the six months ended June 30, 2025, to $238.9 million for the six months ended June 30, 2026. Over the same period, the average balance of savings accounts decreased from $77.4 million to $77.1 million, and the average balance of money market accounts decreased from $21.4 million to $20.4 million.

Provision for Credit Losses. The provision for credit losses on loans was $-0- for the six months ended June 30, 2026 and 2025.  The allowance for credit losses on loans represented 0.43% of total loans at June 30, 2026 and 0.45% of total loans at June 30, 2025.

Total non-performing loans were $343,000 at June 30, 2026, compared to $1.3 million at June 30, 2025. We had $343,000 of loans over 90 days delinquent at June 30, 2026, compared to $1.3 million at June 30, 2025.  Classified loans totaled $1.1 million at June 30, 2026, compared to $915,000 at June 30, 2025. As a percentage of nonperforming loans, the allowance for credit losses on loans was 495.3% at June 30, 2026, and 130.7% at June 30, 2025.

Noninterest Income. Noninterest income totaled $470,000 for the six months ended June 30, 2026, a decrease of $3.5 million, or 88.2%, from $4.0 million for the six months ended June 30, 2025. A $3.5 million gain on bank owned life insurance proceeds was recorded during the six months ended June 30, 2025, while no such gain was recorded during the six months ended June 30, 2026 resulting in the majority of the decrease.

Noninterest Expense. Noninterest expense decreased $170,000, or 2.5%, to $6.8 million for the six months ended June 30, 2026, compared to $6.9 million for the six months ended June 30, 2025. The decrease was primarily due to a decrease in salaries and employee benefits of $380,000, or 8.7%, partially offset by an increase in occupancy and equipment expense of $42,000, or 4.4%, an increase in professional and legal fees of $50,000, or 36.8%, an increase in data processing expense of $61,000, or 9.6%, an increase in advertising of $41,000, or 93.2%, and an increase in other expenses of $34,000, or 9.0%. The decrease in salaries and employee benefits is mainly from a death benefit paid out in 2025 to the intended beneficiaries of the late President and Chief Executive Officer from the proceeds of the bank owned life insurance.

Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes increased by $275,000, or 387.3%, to $204,000 for the six months ended June 30, 2026, compared to ($71,000) for the six months ended June 30, 2025. While pretax income decreased by $2.2 million, or 68.9%, for the six months ended June 30, 2026, $3.5 million of the pretax income for the six months ended June 30, 2025, was from the non-taxable proceeds of the bank owned life insurance. The effective tax rate was 21% for both periods.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Dallas and from two correspondent banks.  At June 30, 2026, we had no outstanding advances from the Federal Home Loan Bank of Dallas. At June 30, 2026, we had no outstanding balances under the correspondent bank credit facilities.

Time deposits that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 at June 30, 2026 and December 31, 2025 were $50.1 million and $50.2 million, respectively.  At June 30, 2026, certificates of deposit that are scheduled to mature on or before June 30, 2027 totaled $222.1 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may raise interest rates on deposits to attract new accounts or utilize Federal Home Loan Bank of Dallas advances, which may result in higher levels of interest expense.

Based on collateral pledged, consisting of all shares of FHLB stock owned and the blanket pledge of approximately $218.5 million of its qualifying mortgage loans as of June 30, 2026, the Bank was eligible to borrow up to an additional $187.4 million as of June 30, 2026.

The Bank has an unsecured federal funds line of credit with FNBB that expires on June 30, 2027.  The Bank is eligible to borrow up to $27.2 million.  There was no amount outstanding on this line of credit as of June 30, 2026 and December 31, 2025.

The Bank is eligible to borrow from TIB’s Federal Funds Purchase Line Program, which provides overnight liquidity through pledge of certain qualifying securities.  The Bank is eligible to borrow up to $15.0 million and repayment is due the next day.  There was no amount outstanding on this line of credit as of June 30, 2026 and December 31, 2025.

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

Fifth District Bancorp, Inc. is a separate legal entity from Fifth District Savings Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations. Its primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At June 30, 2026, the Company (on an unconsolidated basis) had liquid assets of $17.3 million.

We believe we maintain a strong liquidity position, and are committed to maintaining it. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2026, the Bank was categorized as well-capitalized under applicable bank regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change its category.

Off-Balance Sheet Arrangements

At June 30, 2026, we had $44.9 million of outstanding commitments to originate loans, which primarily consists of $17.2 million of remaining funds to be disbursed on construction loans in process and $18.7 million of unused balances of home equity lines of credit.

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

The following table sets forth, as of June 30, 2026, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. All estimated changes presented in the table are within the policy limits established by the Company’s board of directors.

At June 30, 2026
				EVE as a Percentage of Present Value
				of Assets (3)
		Estimated Increase (Decrease) in			Increase
		EVE			(Decrease)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)

400	$72,292	$(55,900)	(43.61)%	17.79%	(853)
300	83,719	(44,473)	(34.69)%	19.78%	(654)
200	97,403	(30,789)	(24.02)%	22.00%	(432)
100	112,735	(15,457)	(12.06)%	24.27%	(205)
Level	128,192	—	—%	26.32%	—
(100)	139,816	11,624	9.07%	27.45%	113
(200)	148,470	20,278	15.82%	27.97%	165
(300)	154,137	25,945	20.24%	27.95%	163
(400)	158,000	29,808	23.25%	27.60%	128
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at June 30, 2026, we would have experienced a 24.02% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 15.82% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

Change in Net Interest Income. The following table sets forth, as of June 30, 2026, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. All estimated changes presented in the table are within the policy limits established by the Company’s board of directors.

At June 30, 2026
Change in Interest Rates	Net Interest Income Year 1
(basis points) (1)	Forecast	Year 1 Change from Level
	(Dollars in thousands)

400	$9,821	(34.17)%
300	11,105	(25.57)
200	12,389	(16.96)
100	13,663	(8.42)
Level	14,919	—
(100)	15,621	4.70
(200)	16,201	8.59
(300)	16,697	11.92
(400)	17,001	13.95
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that as of June 30, 2026, we would have experienced a 16.96% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 8.59% increase in net interest income in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

During the quarter ended June 30, 2026, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2026 through April 30, 2026	17,342	$14.97	17,342	268,480
May 1, 2026 through May 31, 2026	17,453	$15.10	17,453	251,027
June 1, 2026 through June 30, 2026	18,895	$15.44	18,895	232,132
Total	53,690	N/A	53,690	232,132
(1)	On August 25, 2025, the Company authorized and announced a stock repurchase program for up to 555,947 shares of its common stock, representing approximately 10% of shares then outstanding. The Company intends to conduct the repurchases on the open market, including by means of a trading plan adopted under SEC Rule 10b5-1, subject to market conditions and other factors. There is no guarantee as to the number of shares that the Company may ultimately repurchase. The Company may suspend or discontinue the program at any time.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the six months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement“ (as such term is defined in Item 408 of SEC Regulation S-K).

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

101

The following materials for the quarter ended June 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

FIFTH DISTRICT BANCORP, INC.

Date: August 10, 2026	/s/ Amie L. Lyons
Amie L. Lyons
President and Chief Executive Officer (Duly Authorized Representative and Principal Executive Officer)

Date: August 10, 2026	/s/ Melissa C. Burns
Melissa C. Burns
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer