Form 10-Q
period 2026-09-30
Fifth District Bancorp, Inc.
filed 2026-11-10
CIK 2012726

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

5,197,813 shares of the registrant’s common stock, par value $0.01 per share, were outstanding as of November 10, 2026.

Fifth District Bancorp, Inc.

Form 10-Q

i

Part I. – Financial Information

Item 1.Financial Statements

FIFTH DISTRICT BANCORP, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2026	2025
(in thousands, except per share amounts)	(Unaudited)
Assets
Cash and Due from Banks	$6,513	$4,993
Interest-Bearing Deposits at Other Financial Institutions	8,725	28,859
Total Cash and Cash Equivalents	15,238	33,852

Investment Securities Available-for-Sale, at Fair Value (amortized cost $97,379 and $104,010 respectively)	89,728	99,077
Restricted Stock	952	935
Loans Receivable, Net of Unearned Income	406,408	378,090
Allowance for Credit Losses	(1,699)	(1,699)
Loans Receivable, Net	404,709	376,391
Bank Owned Life Insurance	9,412	7,689
Premises and Equipment, Net	11,797	11,636
Accrued Interest Receivable	2,355	1,999
Real Estate Owned	—	42
Deferred Tax Asset, Net	2,290	1,722
Other Assets	581	1,051

Total Assets	$537,062	$534,394

Liabilities and Stockholders' Equity
Liabilities
Deposits
Interest-Bearing	$395,245	391,364
Noninterest-Bearing	1,492	1,798
Advances from Borrowers for Taxes, Insurance, and Repairs	6,822	6,178
Other Liabilities	6,136	5,297

Total Liabilities	409,695	404,637

Stockholders' Equity
Preferred Stock - $0.01 Par Value; 1,000,000 Shares Authorized, None Issued and Outstanding at September 30, 2026 and December 31, 2025	—	—
Common Stock - $0.01 Par Value; 20,000,000 Shares Authorized: 5,224,385 and 5,349,039 Shares Issued and Outstanding at September 30, 2026 and December 31, 2025	53	54
Additional Paid-In Capital	50,430	51,195
Unearned ESOP Stock	(3,838)	(4,005)
Retained Earnings	87,274	86,941
Accumulated Other Comprehensive Loss	(6,552)	(4,428)

Total Stockholders' Equity	127,367	129,757

Total Liabilities and Stockholders' Equity	$537,062	$534,394

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Interest and Dividend Income
Loans, Including Fees	$4,757	$4,304	$13,809	$12,523
Investment Securities	1,004	1,106	3,071	3,025
Other Interest-Earning Assets	115	283	447	833

Total Interest and Dividend Income	5,876	5,693	17,327	16,381

Interest Expense
Deposits	2,119	2,348	6,301	6,952

Total Interest Expense	2,119	2,348	6,301	6,952

Net Interest Income	3,757	3,345	11,026	9,429

Provision for Credit Losses on Loans	—	—	—	—
Provision for Credit Losses on Unfunded Commitments	—	—	—	—

Total Provision for Credit Losses	—	—	—	—

Net Interest Income After Provision for Credit Losses	3,757	3,345	11,026	9,429

Non-Interest Income
Deposit Service Charges and Fees	55	54	161	157
ATM and Check Card Fees	98	96	295	292
Bank Owned Life Insurance	77	70	219	246
Gain on Sale of Real Estate Owned	—	—	2	14
Gain on Insurance Proceeds	—	—	—	3,469
Other	9	8	30	31

Total Non-Interest Income	239	228	707	4,209

Non-Interest Expense
Salaries and Employee Benefits	2,124	1,783	6,102	6,141
Occupancy and Equipment	504	463	1,500	1,417
Federal Deposit Insurance	53	55	160	161
Directors	76	64	209	200
Professional and Legal	83	114	268	250
Audit and Examination	90	84	250	253
Data Processing	386	327	1,084	965
Advertising	59	26	143	70
Charitable Contributions	4	8	11	23
Other	209	215	623	590

Total Non-Interest Expense	3,588	3,139	10,350	10,070

Income Before Income Taxes	408	434	1,383	3,568

Income Tax Expense	86	91	290	21

Net Income	$322	$343	$1,093	$3,547

Income per Share - Basic and Diluted	$0.07	$0.07	$0.22	$0.69

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Net Income	$322	$343	$1,093	$3,547

Other Comprehensive Income (Loss)
Unrealized Net Gain (Loss) on Investment Securities Available-for-Sale Arising During the Period	(2,328)	906	(2,718)	3,247

Reclassification Adjustment for Net Gains Realized	—	—	—	—

Net Gain (Loss) on Defined Benefit Pension Plan	10	(281)	30	(368)

Tax Effect	487	(132)	564	(605)

Total Other Comprehensive Income (Loss)	(1,831)	493	(2,124)	2,274

Comprehensive Income (Loss)	$(1,509)	$836	$(1,031)	$5,821

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-In	ESOP	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Earnings	Loss	Equity
Balance at December 31, 2024	$56	$53,163	$(4,226)	$83,693	$(6,911)	$125,775

Net Income	—	—	—	3,547	—	3,547

Other Comprehensive Income	—	—	—	—	2,274	2,274

Repurchase of Common Stock (36,723 shares)	(1)	(367)	—	(143)	—	(511)

ESOP Shares Released for Allocation	—	46	167	—	—	213

Balance at September 30, 2025	$55	$52,842	$(4,059)	$87,097	$(4,637)	$131,298

Balance at December 31, 2025	$54	$51,195	$(4,005)	$86,941	$(4,428)	$129,757

Net Income	—	—	—	1,093	—	1,093

Other Comprehensive Loss	—	—	—	—	(2,124)	(2,124)

Repurchase of Common Stock (346,206 shares)	(1)	(1,356)	—	(760)	—	(2,117)

ESOP Shares Released for Allocation	—	100	167	—	—	267

Stock-Based Compensation	—	491	—	—	—	491

Balance at September 30, 2026	$53	$50,430	$(3,838)	$87,274	$(6,552)	$127,367

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-In	ESOP	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Earnings	Loss	Equity
Balance at June 30, 2025	$56	53,190	(4,115)	86,897	(5,130)	130,898

Net Income	—	—	—	343	—	343

Other Comprehensive Income	—	—	—	—	493	493

Repurchase of Common Stock (36,723 shares)	(1)	(367)	—	(143)	—	(511)

ESOP Shares Released for Allocation	—	19	56	—	—	75

Balance at September 30, 2025	$55	52,842	(4,059)	87,097	(4,637)	131,298

Balance at June 30, 2026	$53	$50,430	$(3,894)	$87,136	$(4,721)	$129,004

Net Income	—	—	—	322	—	322

Other Comprehensive Loss	—	—	—	—	(1,831)	(1,831)

Repurchase of Common Stock (346,206 shares)	—	(224)	—	(184)	—	(408)

ESOP Shares Released for Allocation	—	44	56	—	—	100

Stock-Based Compensation	—	180	—	—	—	180

Balance at September 30, 2026	$53	50,430	(3,838)	87,274	(6,552)	127,367

Note:  The balances as of December 31, 2025 and 2024 were derived from the audited consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2026	2025
Cash Flows from Operating Activities
Net Income	$1,093	$3,547
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Gain on Insurance Proceeds	—	(3,469)
Gain on Sale of Real Estate Owned	(2)	(14)
Depreciation	496	505
Net Accretion of Deferred Loan Costs	(27)	(59)
Net Amortization on Investment Securities	26	101
Federal Home Loan Bank Stock Dividend	(17)	(19)
Deferred Tax Benefit	(4)	(262)
Increase in Cash Surrender Value on Bank Owned Life Insurance	(219)	(246)
ESOP Compensation Expense	267	213
Stock-Based Compensation	491	—
Changes in Operating Assets and Liabilities
Accrued Interest Receivable	(356)	(371)
Other Assets	470	721
Other Liabilities	869	723

Net Cash Provided by Operating Activities	3,087	1,370

Cash Flows from Investing Activities
Proceeds from Sale or Maturities of Investment Securities
Available-for-Sale	11,493	10,875
Purchases of Investment Securities Available-for-Sale	(4,888)	(15,432)
Increase in Loans Receivable, Net	(28,336)	(12,028)
Bank Owned Life Insurance Proceeds (Purchases)	(1,504)	6,769
Proceeds from Sale of Real Estate Owned	89	144
Purchases of Premises and Equipment	(657)	(302)

Net Cash Used in Investing Activities	(23,803)	(9,974)

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Consolidated Statements of Cash Flows (Continued) (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash Flows from Financing Activities
Increase in Deposits, Net	3,575	4,698
Decrease in Advances by Borrowers for Taxes, Insurance and Repairs	644	881
Repurchase of Common Stock	(2,117)	(511)

Net Cash Provided by Financing Activities	2,102	5,068

Net Decrease in Cash and Cash Equivalents	(18,614)	(3,536)

Cash and Cash Equivalents, Beginning of Period	33,852	37,916

Cash and Cash Equivalents, End of Period	$15,238	$34,380

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for Interest	$6,501	6,968
Cash Paid During the Period for Taxes	$—	—

Non-Cash Investing and Financing Activities
Real Estate Owned Acquired Through Foreclosure	$45	$130

The accompanying notes are an integral part of these consolidated financial statements.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies (Unaudited)

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

The unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and SEC Regulation S-X and do not include information or footnotes for a complete presentation of financial condition, results of operations, comprehensive income, changes in stockholders’ equity and cash flows in conformity with U.S. GAAP.  In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the Company’s consolidated financial position and results of operations.  All such adjustments are of a normal, recurring nature, and they are the only adjustments included in the accompanying unaudited consolidated financial statements.  The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results which may be expected for the entire fiscal year.  These statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC.

Principles of Consolidation

The consolidated financial statements as of and for the periods ended September 30, 2026 include the amounts of Fifth District Bancorp and its wholly-owned subsidiary, Fifth District. All intercompany transactions and balances have been eliminated.

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

The determination of the adequacy of the allowance for credit losses is based on estimates that are particularly susceptible to significant changes in the economic environment, market conditions and other factors. In connection with the determination of estimated losses on loans and unfunded commitments, management obtains

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

independent appraisals for significant collateral. While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination processes, periodically review the estimated losses on loans. Based on such reviews the Company may determine to recognize additional losses based on their judgements about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near-term. However, the amount of change that is reasonably possible cannot be estimated.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, cash items, amounts due from banks, and interest-bearing deposits at other financial institutions with an original maturity of 90 days or less, and federal funds sold. Generally, federal funds are sold for one-day periods.

Cash and due from banks include bank deposit accounts aggregating approximately $6,662,000 and $25,808,000  in excess of the Federal Deposit Insurance Corporation limit of $250,000 per insured account on September 30, 2026 and December 31, 2025, respectively. The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

The Company may be required to maintain cash reserves with the Federal Reserve Bank. The requirement is dependent upon the Company’s cash on hand or noninterest-bearing balances. There was no reserve requirement as of September 30, 2026, and December 31, 2025.

Investment Securities

Debt securities classified as held-to-maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are carried at cost, adjusted for amortization of premium and accretion of discounts. Purchase premiums and discounts are recognized in interest income using the effective interest method over the terms of the securities, identified as the call date as to premiums and maturity date as to discounts. The Company held no held-to-maturity securities as of September 30, 2026 or December 31, 2025.

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

Debt securities that are classified as trading are acquired and held principally for the purpose of selling in the near term. These securities are carried at estimated fair value by a third-party pricing service with any unrealized gains or losses included in net income and reported in non-interest income in the consolidated statements of operations. The Company held no trading securities as of September 30, 2026 or December 31, 2025.

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

Changes in the allowance for credit loss are recorded as provision for (or recovery of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2026 and December 31, 2025, there was no allowance for credit loss related to the available-for-sale portfolio.

Accrued interest receivable on available-for-sale securities totaled approximately $501,000 and $411,000 at September 30, 2026 and December 31, 2025, respectively, and was excluded from the estimate of credit losses.

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs.

Accrued interest receivable related to loans totaled $1,854,000 and $1,588,000 at September 30, 2026, and December 31, 2025, respectively, and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance as earned using the interest method over the life of the loan. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment to the related loan’s yield using the effective interest method over the contractual life of the loan.

The accrual of interest is generally discontinued when a loan becomes 90 days past due, is not well collateralized and in the process of collection, or when management believes, after considering economic and business

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

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

Bank Owned Life Insurance

The Company is the beneficiary of life insurance contracts purchased on the lives of certain officers of the Company which are reported at their cash surrender value. At September 30, 2026 and December 31, 2025, life insurance contracts totaled approximately $9,412,000 and $7,689,000, respectively. Appreciation in the cash surrender value amounted to approximately $77,000 and $70,000 for the three months ended September 30, 2026 and 2025, respectively, and $219,000 and $246,000 for the nine months ended September 30, 2026 and 2025.   Appreciation in value of the insurance policies is included in bank owned life insurance within non-interest income in the consolidated statements of operations.

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

The ability of the Company to recover the carrying value of real estate is based upon future sales of the real estate owned. The ability to affect such recovery is subject to market conditions and other factors, many of which are

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

beyond the Company’s control. Operating income of such properties, net of related expenses, and gains and losses on their disposition, are included in the consolidated statements of operations. The Company had $-0- and $42,000 of real estate owned as of September 30, 2026 and December 31, 2025, respectively.

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

The Company had no amount of interest and/or penalties recognized in the consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025, nor any amount of interest and/or penalties payable that were recognized in the consolidated balance sheets as of September 30, 2026 or December 31, 2025, in relation to its income tax returns. Any penalties or interest would be recognized in income tax expense.

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

The Company had no dilutive or potentially dilutive securities during the period ended September 30, 2026 or December 31, 2025.

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

Non-Direct-Response Advertising

The Company expenses all advertising costs, except for direct response advertising, as incurred. Advertising and promotional expenses totaled $59,000 and $26,000 for the three months ended September 30, 2026 and 2025, respectively, and $143,000 and $70,000 for the nine months ended September 30, 2026 and 2025, respectively.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

If the Company incurs expenses for material direct-response advertising, it will be amortized over the estimated benefit period. Direct response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits. For the three and nine months ended September 30, 2026 and 2025, the Company did not incur any direct response advertising costs.

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

Note 2.	Investment Securities

The amortized cost and estimated fair values of investment securities available-for-sale at September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. Government Agencies	$1,000	—	(45)	$955
Mortgage-Backed Securities	82,137	32	(7,573)	74,596
Collateralized Mortgage Obligations	1,617	—	(108)	1,509
Corporate Bonds	12,625	79	(36)	12,668

Total	$97,379	$111	$(7,762)	$89,728

	December 31, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. Government Agencies	$1,000	$—	$(4)	$996
Mortgage-Backed Securities	88,432	629	(5,484)	83,577
Collateralized Mortgage Obligations	1,953	—	(74)	1,879
Corporate Bonds	12,625	—	—	12,625

Total	$104,010	$629	$(5,562)	$99,077

The following tables show the gross unrealized losses and estimated fair value of investment securities available-for-sale for which an allowance for credit losses has not been recorded by category and length of time that securities have been in a continuous unrealized loss position at September 30, 2026, and December 31, 2025:

	September 30, 2026
	Securities		Securities
	With Losses Under		With Losses Over
	12 Months		12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Government Agencies	$—	$—	$955	$(45)	$955	$(45)
Mortgage-Backed Securities	33,351	(963)	34,321	(6,610)	67,672	(7,573)
Collateralized Mortgage Obligations	—	—	1,509	(108)	1,509	(108)
Corporate Bonds	2,839	(36)	—	—	2,839	(36)

Total	$36,190	$(999)	$36,785	$(6,763)	$72,975	$(7,762)

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

	December 31, 2025
	Securities		Securities
	With Losses Under		With Losses Over
	12 Months		12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Government Agencies	$—	$—	$996	$(4)	$996	$(4)
Mortgage-Backed Securities	5,420	(20)	44,675	(5,464)	50,095	(5,484)
Collateralized Mortgage Obligations	—	—	1,879	(74)	1,879	(74)

Total	$5,420	$(20)	$47,550	$(5,542)	$52,970	$(5,562)

At September 30, 2026, 98 of the Company’s available-for-sale securities had unrealized losses totaling 9.6% of the individual securities’ amortized cost and 8.0% of the Company’s total amortized cost basis of the investment securities portfolio. At September 30, 2026, 57 of these 98 securities had been in a continuous loss position for over 12 months. At December 31, 2025, 67 of the Company’s available-for-sale securities had unrealized losses totaling 9.5% of the individual securities’ amortized cost basis and 5.3% of the Company’s total amortized cost basis of the investment securities portfolio.  At December 31, 2025, 61 of the 67 securities had been in a continuous loss position over 12 months.  The unrealized losses of these securities are believed to be caused by market interest rate increases and changing market conditions and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Management has determined that the declines in the fair value of these securities are not attributable to credit losses.

The majority of the Company’s securities in an unrealized loss position are issued by U.S. government agencies or U.S. government-sponsored enterprises.  These securities carry the implicit guarantee of the U.S. government and have a long history of zero credit loss. No allowance for credit losses was recorded for available-for-sale securities at September 30, 2026 or December 31, 2025.

The amortized cost and estimated fair value of securities classified as available-for-sale at September 30, 2026, by contractual maturity, are shown in the table below. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

	Amortized	Fair
(in thousands)	Cost	Value
Available-for-Sale
Due in 1 Year or Less	$—	$—
Due after 1 Year through 5 Years	1,558	1,547
Due after 5 Years through 10 Years	20,871	19,909
Due after 10 Years	74,950	68,272

Total	$97,379	$89,728

There were no sales of available-for-sale securities during the three and nine months ended September 30, 2026 and 2025.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Note 3.	Restricted Stock

The following table shows the amount of restricted stock as of September 30, 2026, and December 31, 2025:

(in thousands)	2026	2025
Federal Home Loan Bank	$602	$585
First National Bankers Bank	350	350

Total	$952	$935

Note 4.	Loans Receivable and Allowance for Credit Losses

Loans receivable September 30, 2026, and December 31, 2025 are summarized as follows:

(in thousands)	2026	2025
Real Estate Loans
One-to-Four Family Mortgages	$320,018	$325,774
Home Equity Lines of Credit	10,929	10,091
Construction and Land	25,746	12,538
Commercial Real Estate	24,177	10,547
Total	380,870	358,950

Other Loans
Commercial and Industrial	17,924	14,227
Consumer	6,917	4,189

Total Loans Receivable	405,711	377,366

Allowance for Credit Losses	(1,699)	(1,699)
Net Deferred Loan Costs	697	724

Total Loans Receivable, Net	$404,709	$376,391

The following tables present an analysis of past-due loans as of September 30, 2026, and December 31, 2025:

	September 30, 2026
			Loans 90 Days or
	30-59 Days	60-89 Days	More Past Due and	Nonaccrual	Current	Total Loans
(in thousands)	Past Due	Past Due	Still Accruing	Loans	Loans	Receivable
Real Estate Loans
One-to-Four Family Mortgages	$4,487	$587	$—	$910	$314,034	$320,018
Home Equity Lines of Credit	—	16	—	107	10,806	10,929
Construction and Land	1,300	—	—	—	24,446	25,746
Commercial Real Estate	—	—	—	—	24,177	24,177
Total	5,787	603	—	1,017	373,463	380,870

Commercial and Industrial	83	720	—	—	17,121	17,924
Consumer	6	—	—	—	6,911	6,917

Total Loans Receivable	$5,876	$1,323	$—	$1,017	$397,495	$405,711

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The following table presents the Company’s recorded investment in loans by credit quality indicator by year of origination as of September 30, 2026:

	Term Loans by Year of Origination
(in thousands	2026	2025	2024	2023	2022	Prior	Revolving	Total
One-to-Four Family Mortgages
Pass	$9,437	$9,690	$18,189	$21,583	$35,164	$223,104	$—	$317,167
Special Mention	—	—	—	—	388	1,451	—	1,839
Substandard	—	—	—	—	—	1,012	—	1,012
Total One-to-Four Family Mortgages	$9,437	$9,690	$18,189	$21,583	$35,552	$225,567	$—	$320,018

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Home Equity Lines of Credit
Pass	$—	$77	$525	$—	$6	$172	$9,970	$10,750
Special Mention	—	—	—	—	—	16	56	72
Substandard	—	—	77	—	—	—	30	107
Total Home Equity Lines of Credit	$—	$77	$602	$—	$6	$188	$10,056	$10,929

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land
Pass	$9,713	$15,353	$8	$128	$34	$510	$—	$25,746
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Construction and Land	$9,713	$15,353	$8	$128	$34	$510	$—	$25,746

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Pass	$14,556	$7,153	$1,947	$—	$445	$76	$—	$24,177
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Commercial Real Estate	$14,556	$7,153	$1,947	$—	$445	$76	$—	$24,177

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Pass	$7,210	$2,912	$3,527	$2,827	$1,448	$—	$—	$17,924
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$7,210	$2,912	$3,527	$2,827	$1,448	$—	$—	$17,924

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$3,926	$845	$1,670	$217	$22	$237	$—	$6,917
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Consumer	$3,926	$845	$1,670	$217	$22	$237	$—	$6,917

Current Period Gross Write-Offs	$—	$—	$—	$—	$—	$—	$—	$—

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Nonaccrual Loans

The following table is a summary of the Company’s nonaccrual loans by major categories as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
	Nonaccrual	Nonaccrual		Nonaccrual	Nonaccrual	Total
	Loans	Loans		Loans	Loans
	with	with	Total	with	with
	No	an	Nonaccrual	No	an	Nonaccrual
(in thousands)	Allowance	Allowance	Loans	Allowance	Allowance	Loans
One-to-Four Family Mortgages	$910	$—	$910	$544	$—	$544
Home Equity Lines of Credit	107	—	107	—	—	—
Construction and Land	—	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	$1,017	$—	$1,017	$544	$—	$544

Interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Payments received while on nonaccrual status are applied to the principal balance of nonaccrual loans. The Company does not recognize interest income while loans are on nonaccrual status.

The following table represents the accrued interest receivables written off by reversing interest income during the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
One-to-Four Family Mortgages	$10	3	$16	$5
Home Equity Lines of Credit	3	—	4	—
Construction and Land	—	—	—	—
Commercial Real Estate	—	—	—	—
Commercial and Industrial	—	—	—	—
Consumer	—	—	—	—

Total	$13	$3	$20	$5

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The following table presents an analysis of collateral-dependent loans of the Company as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Residential		Business
(in thousands)	Properties	Land	Assets	Other	Total
One-to-Four Family Mortgages	$1,013	$—	$—	$—	$1,013
Home Equity Lines of Credit	107	—	—	—	107
Construction and Land	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$1,120	$—	$—	$—	$1,120

December 31, 2025
	Residential		Business
(in thousands)	Properties	Land	Assets	Other	Total
One-to-Four Family Mortgages	$1,251	$—	$—	$—	$1,251
Home Equity Lines of Credit	—	—	—	—	—
Construction and Land	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$1,251	$—	$—	$—	$1,251

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Allowance for Credit Losses

The following table summarizes the activity related to the allowance for credit losses for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	One-to-Four	Home Equity
	Family	Lines of	Construction	Commercial	Commercial
Three Months Ended September 30, 2026	Mortgages	Credit	and Land	Real Estate	and Industrial	Consumer	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$1,474	40	44	48	96	—	(3)	$1,699
Net Provision for Credit Loss	—	3	7	21	31	—	(62)	—
Loans Charged-Off	—	—	—	—	—	—	—	—
Recoveries Collected	—	—	—	—	—	—	—	—

Ending Balance	$1,474	$43	$51	$69	$127	$—	$(65)	$1,699

Three Months Ended September 30, 2025
Allowance for Credit Losses
Beginning Balance	$1,268	44	26	7	26	—	328	$1,699
Net Provision for Credit Loss	—	1	(2)	5	3	—	(7)	—
Loans Charged-Off	—	—	—	—	—	—	—	—
Recoveries Collected	—	—	—	—	—	—	—	—

Ending Balance	$1,268	$45	$24	$12	$29	$—	$321	$1,699

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

	One-to-Four	Home Equity
	Family	Lines of	Construction	Commercial	Commercial
Nine Months Ended September 30, 2026	Mortgages	Credit	and Land	Real Estate	and Industrial	Consumer	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$1,202	42	22	32	34	—	367	$1,699
Net Provision for Credit Loss	272	1	29	37	93	—	(432)	—
Loans Charged-Off	—	—	—	—	—	—	—	—
Recoveries Collected	—	—	—	—	—	—	—	—

Ending Balance	$1,474	$43	$51	$69	$127	$—	$(65)	$1,699

Nine Months Ended September 30, 2025
Allowance for Credit Losses
Beginning Balance	$1,526	$45	$13	$4	$76	$28	$7	$1,699
Net Provision for Credit Loss	(258)	—	11	8	(47)	(28)	314	—
Loans Charged-Off	—	—	—	—	—	—	—	—
Recoveries Collected	—	—	—	—	—	—	—	—

Ending Balance	$1,268	$45	$24	$12	$29	$—	$321	$1,699

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

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Upon determination that a modified loan (or portion of a modified loan) has subsequently been deemed uncollectable, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The Company had no loans with modifications to borrowers experiencing financial difficulty as of September 30, 2026, and December 31, 2025.

There were no modifications to borrower’s experiencing financial difficulty entered into during the three and nine months ended September 30, 2026 and 2025 and no loans which had defaults during the three and nine months ended September 30, 2026 and 2025 which have been modified due to the borrower experiencing financial difficulty.

Unfunded Commitments

For the three and nine month periods ended September 30, 2026 and 2025, provision for credit losses on unfunded commitments totaled $-0-. At September 30, 2026 and December 31, 2025, the liability for credit losses on off-balance-sheet credit exposures included in other liabilities was $25,000.

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

An analysis of the related party activity during the nine months ended September 30, 2026 and 2025 is as follows:

	September 30,
(in thousands)	2026	2025
Balance, Beginning of Period	$486	$511
New Loans	—	—
Change in Related Parties, Net	—	—
Repayments, Net	(14)	(20)

Balance, End of Period	$472	$491

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Note 5.	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of common equity Tier I capital, Tier I capital and total capital to risk-weighted assets and Tier I capital to average assets. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel Ill rules) became fully effective for the Company on January 1, 2019. Management believes, as of September 30, 2026 and December 31, 2025, that the Company meets all capital adequacy requirements to which it is subject.

As of September 30, 2026 and December 31, 2025, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total ratios as disclosed in the table below. There are no conditions or events since the notification that management believes has changed the Bank’s prompt corrective action category.

The Bank’s actual capital amounts and ratios as of September 30, 2026 and December 31, 2025 are also presented in the table below (dollar amounts in thousands):

					Required to Be Well-
			Required for		Capitalized Under
			Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2026
Tier 1 Capital to Average Assets	$116,269	21.46%	$21,671	4.00%	$27,089	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	116,269	37.40	13,988	4.50	20,206	6.50
Tier 1 Capital to Risk-Weighted Assets	116,269	37.40	18,651	6.00	24,868	8.00
Total Capital to Risk-Weighted Assets	117,993	37.96	24,868	8.00	31,085	10.00

December 31, 2025
Tier 1 Capital to Average Assets	$115,012	21.07%	$21,838	4.00%	$27,298	5.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	115,012	41.17	12,572	4.50	18,159	6.50
Tier 1 Capital to Risk-Weighted Assets	115,012	41.17	16,762	6.00	22,349	8.00
Total Capital to Risk-Weighted Assets	116,736	41.79	22,349	8.00	27,937	10.00

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

Note 6.	Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the Company’s consolidated balance sheets.

The contract amounts of those instruments reflect the extent of the involvement the Company has in particular classes of financial instruments. As of September 30, 2026 and December 31, 2025, the Company had made various commitments to extend credit totaling approximately $34,529,000 and $35,948,000, respectively. Of these commitments, approximately $18,581,000 and $17,425,000 are at variable rates as of September 30, 2026 and December 31, 2025, respectively.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 are summarized below:

	September 30, 2026
				Total
	Fair Value Measurements			Estimated
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Investment Securities Available-for-Sale
U.S. Government Agencies	$—	$955	$—	$955
Mortgage-Backed Securities	—	74,596	—	74,596
Collateralized Mortgage Obligations	—	1,509	—	1,509
Corporate Bonds	—	12,668	—	12,668

Total	$—	$89,728	$—	$89,728

	December 31, 2025
				Total
	Fair Value Measurements			Estimated
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Investment Securities Available-for-Sale
U.S. Government Agencies	$—	$996	$—	$996
Mortgage-Backed Securities	—	83,577	—	83,577
Collateralized Mortgage Obligations	—	1,879	—	1,879
Corporate Bonds	—	12,625	—	12,625

Total	$—	$99,077	$—	$99,077

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at September 30, 2026 and December 31, 2025.

There were no transfers into, out of, purchases, or sales of Level 3 securities during the three and nine months ended September 30, 2026 and 2025.

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

The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis at September 30, 2026 and December 31, 2025:

	September 30, 2026
				Total
	Fair Value Measurements			Estimated
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Collateral Dependent Loans	$—	$—	$1,120	$1,120

Total	$—	$—	$1,120	$1,120

	December 31, 2025
				Total
	Fair Value Measurements			Estimated
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Collateral Dependent Loans	$—	$—	$1,251	$1,251
Real Estate Owned	—	—	42	42

Total	$—	$—	$1,293	$1,293

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The following tables show significant unobservable inputs used in the fair value measurement of Level 3 assets:

	Valuation	Unobservable	Range of	Weighted Average
September 30, 2026	Technique	Inputs	Discount	Discount
Collateral Dependent Loans	Third-party appraisals and discounted cash flows	Collateral discounts and estimated costs to sell	6% - 10%	6%
Real Estate Owned	Third-party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	6% - 10%	6%

	Valuation	Unobservable	Range of	Weighted Average
December 31, 2025	Technique	Inputs	Discount	Discount
Collateral Dependent Loans	Third-party appraisals and discounted cash flows	Collateral discounts and estimated costs to sell	6% - 10%	6%
Real Estate Owned	Third-party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	6% - 10%	6%

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

Loans Receivable, Net - Fair value is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit rating and for the same remaining maturity. The fair value of loans is measured using an exit price notion.

Deposits - For demand deposit, savings and certain money market fund accounts, fair value is equal to the amount payable on demand or carrying value. For time deposits, fair value is estimated using a discounted cash flow method.

FIFTH DISTRICT BANCORP, INC.

Notes to Consolidated Financial Statements

The carrying amount and estimated fair value of the Company’s consolidated financial instruments are as follows:

	September 30, 2026
	Carrying	Fair Value Measurements
(in thousands)	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents	$15,238	$15,238	$—	$—
Investment Securities Available-for-Sale	89,728	—	89,728	—
Restricted Stock	952	—	—	952
Loans Receivable, Net	404,709	—	—	360,895

Financial Liabilities
Deposits	396,737	—	—	345,324

	December 31, 2025
	Carrying	Fair Value Measurements
(in thousands)	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and Cash Equivalents	$33,852	$33,852	$—	$—
Investment Securities Available-for-Sale	99,077	—	99,077	—
Restricted Stock	935	—	—	935
Loans Receivable, Net	376,391	—	—	329,594

Financial Liabilities
Deposits	393,162	—	—	353,299

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

The Company established an employee stock ownership plan (ESOP) for the exclusive benefit of eligible employees. The Company makes quarterly contributions to the ESOP in amounts as defined by the plan document. The contributions are used to pay debt services. Certain ESOP shares are pledged as collateral for debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid during the period.

The ESOP borrowed $4,447,580 payable to the Company for the purpose of purchasing shares of the Company’s common stock. A total of 444,758 shares were purchased with loan proceeds. Common stock acquired by the ESOP is shown as a reduction of stockholders’ equity. The loan is expected to be repaid over a period of up to 20 years.

Contributions to the ESOP totaled $112,000 during the three months ended September 30, 2026 and 2025 and $336,000 during the nine months ended September 30, 2026 and 2025. Compensation expense is recognized over the service period based on the average fair value of the shares and totaled $100,000 and $267,000 for the three and nine months ended September 30, 2026, and $75,000 and $213,000 for the three and nine months ended September 30, 2025.

The fair value of the unallocated ESOP shares totaled $6,644,000 at September 30, 2026 and $6,008,000 at December 31, 2025.

Note 9:	Earnings per Share

Income per common share was computed based on the following for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net Income Available to Common Stockholders	$322	343	$1,093	$3,547

Denominator:
Weighted Average Common Shares Outstanding	5,262	5,552	5,287	5,559
Weighted Average Unearned ESOP Shares	(386)	(409)	(392)	(414)
Weighted Average Shares	4,876	5,143	4,895	5,145

Income per Common Share - Basic and Diluted	$0.07	$0.07	$0.22	$0.69

Note 10.	Subsequent Events

In accordance with the subsequent events topic of the FASB ASC 855, the Company evaluates events and transactions that occur after the consolidated balance sheets date for potential recognition in the consolidated financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the consolidated balance sheets date are recognized in the consolidated financial statements as of September 30, 2026 and December 31, 2025. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred through the date the consolidated financial statements were issued. Management has concluded that there are no additional events, other than disclosed above, which require disclosure.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, which are worse than expected;
●	inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of our financial instruments, or our loan origination volume, or increase the level of defaults, losses and prepayments within our loan portfolio;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	our ability to access cost-effective funding;
●	our ability to maintain adequate liquidity, primarily through deposits;
●	fluctuations in real estate values and in particularly the conditions of the residential real estate market;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;

●	competition among depository and other financial institutions;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or information security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk, operational risk and reputation risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

Critical Accounting Policies and Use of Critical Accounting Estimates

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with U.S. GAAP.  The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses.  We consider the accounting policies discussed below to be critical accounting policies.  The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

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

Comparison of Financial Condition at September 30, 2026 and December 31, 2025

Total Assets. Total assets were $537.1 million at September 30, 2026, an increase of $2.7 million, or 0.5%, compared to $534.4 million at December 31, 2025. This increase is primarily due to a $28.3 million increase in loans receivable, net, offset by a $18.6 million decrease in cash and cash equivalents and a $9.3 million decrease in investment securities available-for-sale.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $18.6 million, or 55.0%, to $15.2 million at September 30, 2026 from $33.9 million at December 31, 2025.  This decrease is primarily due to the origination of loans, primarily construction and commercial loans.

Investment Securities Available-for-Sale. Investment securities available-for-sale decreased $9.3 million, or 9.4%, to $89.7 million at September 30, 2026 from $99.1 million at December 31, 2025. Securities purchased totaled $4.9 million during the nine months ended September 30, 2026, and calls, maturities, and repayments totaled $11.5 million.  Adding to the decrease was a fair market value downward adjustment of $2.7 million.

Loans Receivable, Net. Loans receivable, net, increased by $28.3 million, or 7.5%, to $404.7 million at September 30, 2026 from $376.4 million at December 31, 2025.  During the nine months ended September 30, 2026, loan originations were $59.4 million and loan repayments totaled $31.1 million. During the nine months ended September 30, 2026, commercial loans increased by $17.3 million, primarily from the origination of commercial real estate loans, and commercial and industrial loans, home equity loans increased by $838,000, consumer loans increased by $2.7 million, construction and land loans increased by $13.2 million, and 1-4 single family mortgages decreased by $5.8 million.

Deposits. Deposits increased by $3.6 million, or 0.9%, to $396.7 million at September 30, 2026, from $393.2 million at December 31, 2025.  Certificates of deposit increased $6.2 million, or 2.6%, to $246.0 million at September 30,

2026, from $239.7 million at December 31, 2025.  Demand deposit accounts increased $999,000, or 1.8%, to $57.3 million at September 30, 2026, from $56.3 million at December 31, 2025. MMDA accounts decreased $1.6 million, or 7.9%, to $19.1 million at September 30, 2026, from $20.7 million at December 31, 2025.  Savings accounts decreased $2.0 million, or 2.7%, to $74.4 million at September 30, 2026, from $76.4 million at December 31, 2025.

Total Stockholders’ Equity. Total stockholders’ equity decreased by $2.4 million, or 1.8%, to $127.4 million at September 30, 2026, from $129.8 million at December 31, 2025. The decrease resulted primarily from the accumulated other comprehensive loss (as a result of a downward market value adjustment of investment securities available-for-sale due to the rise in market interest rates during the period) increasing $2.1 million and additional paid-in-capital decreasing $765,000 due to the repurchase of 135,772 shares of common stock.

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

	For the Three Months Ended September 30,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (4)	Balance	Interest	Yield/Rate (4)

	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$12,791	$102	3.16%	$26,647	$269	4.01%
Investment securities available-for-sale	92,318	1,004	4.31	101,060	1,106	4.34
Loans receivable, net	398,770	4,757	4.73	380,558	4,304	4.42
Restricted stock	947	13	5.45	923	14	6.02
Total interest-earning assets	504,826	5,876	4.62	509,188	5,693	4.44
Noninterest-earning assets	30,481			30,627
Total assets	$535,307			$539,815

Interest-bearing liabilities:
Savings accounts	$74,734	19	0.10%	$77,218	19	0.10%
Demand deposit accounts	56,612	4	0.03	53,627	3	0.02
Money market accounts	19,279	24	0.49	20,915	26	0.49
Certificates of deposit	242,841	2,072	3.39	244,299	2,300	3.74
Total interest-bearing deposits	393,466	2,119	2.14	396,059	2,348	2.35
Federal Home Loan Bank advances	—	—	—	—	—	—
Total interest-bearing liabilities	393,466	2,119	2.14	396,059	2,348	2.35
Noninterest-bearing demand deposits	1,527			1,381
Other noninterest-bearing liabilities	12,416			11,151
Total liabilities	407,409			408,591
Total stockholders' equity	127,898			131,224
Total liabilities and stockholders' equity	$535,307			539,815
Net interest income		$3,757			$3,345
Net interest rate spread (1)			2.48%			2.09%
Net interest-earning assets (2)	$111,360			$113,129
Net interest margin (3)			2.95%			2.61%
Average interest-earning assets to interest-bearing liabilities			128.28%			128.56%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Average yield/rate is an annualized amount.

Comparison of Operating Results for the Three Months Ended September 30, 2026 and 2025

General. Net income for the three months ended September 30, 2026, was $322,000, a decrease of $21,000, or 6.1%, compared to $343,000 for the three months ended September 30, 2025. The decrease in net income was primarily from a $449,000 increase in non-interest expense, partially offset by a $183,000 increase in interest income, a $229,000 decrease in interest expense, a $11,000 increase in non-interest income, and a $5,000 decrease in provision for income taxes.

Interest and Dividend Income. Interest and dividend income increased by $183,000, or 3.2%, to $5.9 million for the three months ended September 30, 2026, compared to $5.7 million for the three months ended September 30, 2025. The increase is attributed to a $453,000, or 10.5%, increase in interest on loans, offset by a $102,000, or 9.2%, decrease in interest on investment securities available-for-sale and a $168,000, or 59.4%, decrease in interest on other interest-earning assets.

During the three months ended September 30, 2026, average loans receivable, net, increased by $18.2 million, or 4.8%, from the three months ended September 30, 2025. The average yield on loans increased to 4.73% for the three months ended September 30, 2026, from 4.42% for the three months ended September 30, 2025, primarily due to the higher yielding loans that were originated during the period.

The average balance of investment securities available-for-sale decreased $8.7 million, or 8.7%, to $92.3 million for the three months ended September 30, 2026, from $101.1 million for the three months ended September 30, 2025. The average yield on available-for-sale investment securities decreased to 4.31% for the three months ended September 30, 2026, from 4.34% for the three months ended September 30, 2025. The decrease in the average yield on available-for-sale investment securities was primarily due to adjustable bonds repricing downward, and prepayment speeds on bonds increasing.

Interest income on cash and cash equivalents, comprised primarily of overnight deposits, decreased by $167,000, or 62.1%, for the three months ended September 30, 2026, primarily due to a decrease in the average yield to 3.16% for the three months ended September 30, 2026, from 4.01% for the three months ended September 30, 2025.  The decrease in average yield was due to the decline in market interest rates.  The average balance of cash and cash equivalents decreased by $13.9 million to $12.8 million for the three months ended September 30, 2026, from $26.6 million for the three months ended September 30, 2025.

Interest Expense. Total interest expense decreased $229,000 or 9.8%, to $2.1 million for the three months ended September 30, 2026, from $2.3 million for the three months ended September 30, 2025. The average balance of interest-bearing deposits decreased by $2.6 million, or 0.6%, to $393.5 million for the three months ended September 30, 2026, from $396.1 million for the three months ended September 30, 2025.

Net Interest Income. Net interest income increased $412,000, or 12.3%, to $3.8 million for the three months ended September 30, 2026, compared to $3.3 million for the three months ended September 30, 2025. The increase reflects the increase in the interest rate spread to 2.48% for the three months ended September 30, 2026, from 2.09% for the three months ended September 30, 2025, while average net interest-earning assets decreased $1.8 million period-to-period. The net interest margin increased to 2.95% for the three months ended September 30, 2026, from 2.61% for the three months ended September 30, 2025.  The average yield on interest-earning assets increased from 4.44% for the three months ended September 30, 2025, to 4.62% for the three months ended September 30, 2026. The average rate paid on interest-bearing liabilities decreased from 2.35% for the three months ended September 30, 2025, to 2.14% for the three months ended September 30, 2026. The average rate on certificates of deposits decreased from 3.74% for the three months ended September 30, 2025, to 3.39% for the three months ended September 30, 2026. The decrease in the average rate paid on certificates of deposit primarily resulted from a decrease in market interest rates. The average balance of certificates of deposit decreased from $244.3 million as of September 30, 2025, to $242.8 million as of September 30, 2026, while over the same period the average balance of savings accounts decreased from $77.2 million to $74.7 million, and the average balance of money market accounts decreased from $20.9 million to $19.3 million.

Provision for Credit Losses. The provision for credit losses on loans was $-0- for the three months ended September 30, 2026 and 2025.  The allowance for credit losses on loans represented 0.42% of total loans at September 30, 2026 and 0.45% of total loans at September 30, 2025.

Total non-performing loans were $1.0 million at September 30, 2026, compared to $198,000 at September 30, 2025. We had $1.0 million of loans over 90 days delinquent at September 30, 2026, compared to $199,000 at September 30, 2025.  Substandard loans totaled $1.1 million at September 30, 2026, compared to $1.3 million at September 30, 2025. As a percentage of nonperforming loans, the allowance for credit losses on loans was 169.9% at September 30, 2026, and 858.1% at September 30, 2025.

Noninterest Income. Noninterest income totaled $239,000 for the three months ended September 30, 2026, an increase of $11,000, or 4.8%, from $228,000 for the three months ended September 30, 2025.   The majority of the increase was due to an increase in the value of bank owned life insurance.

Noninterest Expense. Noninterest expense increased $449,000, or 14.3%, to $3.6 million for the three months ended September 30, 2026, compared to $3.1 million for the three months ended September 30, 2025. The increase was primarily due to an increase in salaries and employee benefits of $341,000 or 19.1%, an increase in occupancy and equipment expense of $41,000, or 8.9%, an increase in directors fees of $12,000, or 18.8%,  an increase in data processing expense of $59,000, or 18.0%, an increase in advertising of $33,000, or 126.9%, partially offset by a decrease in professional and legal fees of $31,000, or 27.2%.

Provision (Benefit) for Income Taxes. The provision for income taxes decreased by $5,000, or 5.5%, to $86,000 for the three months ended September 30, 2026, compared to $91,000 for the three months ended September 30, 2025. Pretax income decreased by $26,000, or 6.0%, to $408,000 for the three months ended September 30, 2026, from $434,000 for the three months ended September 30, 2025.  The effective tax rate was 21% for both periods.

	For the Nine Months Ended September 30,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (4)	Balance	Interest	Yield/Rate (4)

	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$17,924	$423	3.21%	$26,571	$807	4.06%
Investment securities available-for-sale	95,626	3,071	4.29	98,208	3,025	4.12
Loans receivable, net	390,818	13,809	4.72	376,656	12,523	4.45
Restricted stock	941	24	3.46	917	26	3.79
Total interest-earning assets	505,309	17,327	4.58	502,352	16,381	4.36
Noninterest-earning assets	29,556			31,735
Total assets	$534,865			$534,087

Interest-bearing liabilities:
Savings accounts	$76,332	57	0.10%	$77,351	58	0.10%
Demand deposit accounts	56,542	11	0.03	53,609	10	0.02
Money market accounts	20,012	74	0.49	21,235	80	0.50
Certificates of deposit	240,229	6,159	3.43	242,071	6,804	3.76
Total interest-bearing deposits	393,115	6,301	2.14	394,266	6,952	2.36
Federal Home Loan Bank advances	—	—	—	—	—	—
Total interest-bearing liabilities	393,115	6,301	2.14	394,266	6,952	2.36
Noninterest-bearing demand deposits	1,633			1,656
Other noninterest-bearing liabilities	11,535			9,989
Total liabilities	406,283			405,911
Total stockholders' equity	128,582			128,176
Total liabilities and stockholders' equity	$534,865			534,087
Net interest income		$11,026			$9,429
Net interest rate spread (1)			2.44%			2.00%
Net interest-earning assets (2)	$112,194			$108,086
Net interest margin (3)			2.92%			2.51%
Average interest-earning assets to interest-bearing liabilities			128.56%			127.41%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Average yield/rate is an annualized amount.

Comparison of Operating Results for the Nine Months Ended September 30, 2026 and 2025

General. Net income for the nine months ended September 30, 2026, was $1.1 million a decrease of $2.5 million or 69.2%, compared to $3.5 million for the nine months ended September 30, 2025. The decrease in net income was primarily from a $3.5 million decrease in non-interest income mainly due to a gain on insurance proceeds (in relation to the payout of bank owned life insurance) paid out in 2025, a $269,000 increase in provision for income taxe,s a $280,000 increase in non-interest expense, partially offset by a $946,000 increase in interest and dividend income, and a decrease in interest expense of $651,000.

Interest and Dividend Income. Interest and dividend income increased by $946,000, or 5.8%, to $17.3 million for the nine months ended September 30, 2026, compared to $16.4 million for the nine months ended September 30, 2025. The increase is attributed to a $1.3 million, or 10.3%, increase in interest on loans, a $46,000, or 1.5%, increase in interest on investment securities available-for-sale, offset by a $386,000, or 46.3% decrease in interest on other interest-earning assets.

During the nine months ended September 30, 2026, average loans receivable, net, increased by $14.2 million, or 3.8%, from the nine months ended September 30, 2025. The average yield on loans increased to 4.72% for the nine months ended September 30, 2026, from 4.45% for the nine months ended September 30, 2025, primarily due to higher yielding loans originated during the period.

The average balance of investment securities available-for-sale decreased $2.6 million, or 2.6%, to $95.6 million for the nine months ended September 30, 2026, from $98.2 million for the nine months ended September 30, 2025. The average yield on available-for-sale investment securities increased to 4.29% for the nine months ended September 30, 2026, from 4.12% for the nine months ended September 30, 2025. The increase in the average yield on available-for-sale investment securities was primarily due to reinvesting in higher yielding bonds.

Interest income on cash and cash equivalents, comprised primarily of overnight deposits, decreased by $384,000, or 47.6%, for the nine months ended September 30, 2026, primarily due to a decrease in the average balance of cash and cash equivalents by $8.6 million to $17.9 million for the nine months ended September 30, 2026, from $26.6 million for the nine months ended September 30, 2025.  The average yield decreased to 3.21% for the nine months ended September 30, 2026, from 4.06% for the nine months ended September 30, 2025.  The decrease in average yield was due to the decrease in market interest rates.

Interest Expense. Total interest expense decreased $651,000 or 9.4%, to $6.3 million for the nine months ended September 30, 2026, from $7.0 million for the nine months ended September 30, 2025. The average cost of deposits decreased from 2.36% for the nine months ended September 30 2025, to 2.14% for the nine months ended September 30, 2026.  The average balance of interest-bearing deposits decreased by $1.2 million, or 0.3%, to $393.1 million for the nine months ended September 30, 2026, from $394.3 million for the nine months ended September 30, 2025.

Net Interest Income. Net interest income increased $1.6 million, or 16.9%, to $11.0 million for the nine months ended September 30, 2026, compared to $9.4 million for the nine months ended September 30, 2025. The increase reflects the increase in the interest rate spread to 2.44% for the nine months ended September 30, 2026, from 2.00% for the nine months ended September 30, 2025, while average net interest-earning assets increased $4.2 million period-to-period. The net interest margin increased to 2.92% for the nine months ended September 30, 2026, from 2.51% for the nine months ended September 30, 2025.  The average yield on interest-earning assets increased from 4.36% for the nine months ended September 30, 2025, to 4.58% for the nine months ended September 30, 2026. The average rate paid on interest-bearing liabilities decreased from 2.36% for the nine months ended September 30, 2025, to 2.14% for the nine months ended September 30, 2026, primarily due to a decrease in the average balance of certificates of deposit from $242.1 million for the nine months ended September 30, 2025, to $240.2 million for the nine months ended September 30, 2026. Over the same period, the average balance of savings accounts decreased from $77.4 million to $76.3 million, and the average balance of money market accounts decreased from $21.2 million to $20.0 million.

Provision for Credit Losses. The provision for credit losses on loans was $-0- for the nine months ended September 30, 2026 and 2025.  The allowance for credit losses on loans represented 0.42% of total loans at September 30, 2026 and 0.45% of total loans at September 30, 2025.

Noninterest Income. Noninterest income totaled $707,000 for the nine months ended September 30, 2026, a decrease of $3.5 million, or 83.2%, from $4.2 million for the nine months ended September 30, 2025. A $3.5 million gain on bank owned life insurance proceeds was recorded during the nine months ended September 30, 2025, while no such gain was recorded during the nine months ended September 30, 2026 resulting in the majority of the decrease.

Noninterest Expense. Noninterest expense increased $280,000, or 2.8%, to $10.4 million for the nine months ended September 30, 2026, compared to $10.1 million for the nine months ended September 30, 2025. The increase was primarily due to an increase in occupancy and equipment of $83,000, or 5.9%, an increase in professional and legal fees of $18,000, or 7.2%, an increase in data processing of $119,000, or 12.3%, an increase in advertising of $73,000, or 104.3%, an increase in other expenses of $33,000, or 5.6%, partially offset by a decrease in salaries and employee benefits of $39,000, or 0.6%, and a decrease in charitable contributions of $12,000, or 52.2%.

Provision (Benefit) for Income Taxes. The provision for income taxes increased by $269,000, or 1281%, to $290,000 for the nine months ended September 30, 2026, compared to $21,000 for the nine months ended September 30, 2025. While pretax income decreased by $2.2 million, or 61.2%, for the nine months ended September 30, 2026, $3.5 million of the pretax income for the nine months ended September 30, 2025, was from the non-taxable proceeds of the bank owned life insurance. The effective tax rate was 21% for both periods.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Dallas and from two correspondent banks.  At September 30, 2026, we had no outstanding advances from the Federal Home Loan Bank of Dallas. At September 30, 2026, we had no outstanding balances under the correspondent bank credit facilities.

Time deposits that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 at September 30, 2026 and December 31, 2025 were $53.6 million and $50.2 million, respectively.  At September 30, 2026, certificates of deposit that are scheduled to mature on or before September 30, 2027 totaled $231.3 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may raise interest rates on deposits to attract new accounts or utilize Federal Home Loan Bank of Dallas advances, which may result in higher levels of interest expense.

Based on collateral pledged, consisting of all shares of FHLB stock owned and the blanket pledge of approximately $218.7 million of its qualifying mortgage loans as of September 30, 2026, the Bank was eligible to borrow up to an additional $186.1 million as of September 30, 2026.

The Bank has an unsecured federal funds line of credit with FNBB that expires on September 30, 2027.  The Bank is eligible to borrow up to $27.2 million.  There was no amount outstanding on this line of credit as of September 30, 2026 and December 31, 2025.

The Bank is eligible to borrow from TIB’s Federal Funds Purchase Line Program, which provides overnight liquidity through pledge of certain qualifying securities.  The Bank is eligible to borrow up to $15.0 million and repayment is due the next day.  There was no amount outstanding on this line of credit as of September 30, 2026 and December 31, 2025.

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

Fifth District Bancorp, Inc. is a separate legal entity from Fifth District Savings Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations. Its primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At September 30, 2026, the Company (on an unconsolidated basis) had liquid assets of $16.8 million.

We believe we maintain a strong liquidity position, and are committed to maintaining it. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2026, the Bank was categorized as well-capitalized under applicable bank regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change its category.

Off-Balance Sheet Arrangements

At September 30, 2026, we had $33.3 million of outstanding commitments to originate loans, which primarily consists of $14.1 million of remaining funds to be disbursed on construction loans in process and $18.6 million of unused balances of home equity lines of credit.

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

The following table sets forth, as of September 30, 2026, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. All estimated changes presented in the table are within the policy limits established by the Company’s board of directors.

At September 30, 2026
				EVE as a Percentage of Present Value
				of Assets (3)
		Estimated Increase (Decrease) in			Increase
		EVE			(Decrease)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)

400	$73,944	$(58,795)	(44.29)%	17.95%	(901)
300	85,937	(46,802)	(35.26)%	20.05%	(691)
200	100,263	(32,475)	(24.47)%	22.37%	(459)
100	116,206	(16,533)	(12.46)%	24.74%	(222)
Level	132,739	—	—%	26.96%	—
(100)	146,385	13,464	10.28%	28.42%	146
(200)	157,217	24,478	18.44%	29.29%	233
(300)	165,688	32,949	24.82%	29.70%	274
(400)	172,790	40,051	30.17%	29.83%	287
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at September 30, 2026, we would have experienced a 24.47% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 18.44% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

Change in Net Interest Income. The following table sets forth, as of September 30, 2026, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. All estimated changes presented in the table are within the policy limits established by the Company’s board of directors.

At September 30, 2026
Change in Interest Rates	Net Interest Income Year 1
(basis points) (1)	Forecast	Year 1 Change from Level
	(Dollars in thousands)

400	$9,977	(35.07)%
300	11,331	(26.26)
200	12,687	(17.44)
100	14,034	(8.68)
Level	15,367	—
(100)	16,132	4.98
(200)	16,793	9.28
(300)	17,386	13.14
(400)	17,728	15.36
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that as of September 30, 2026, we would have experienced a 17.44% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 9.28% increase in net interest income in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

During the quarter ended September 30, 2026, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2026 through July 31, 2026	-0-	$0.00	-0-	232,132
August 1, 2026 through August 31, 2026	6,413	$18.33	6,413	225,719
September 1, 2026 through September 30, 2026	15,978	$18.23	15,978	209,741
Total	22,391	N/A	22,391	209,741
(1)	On August 25, 2025, the Company authorized and announced a stock repurchase program for up to 555,947 shares of its common stock, representing approximately 10% of shares then outstanding. The Company intends to conduct the repurchases on the open market, including by means of a trading plan adopted under SEC Rule 10b5-1, subject to market conditions and other factors. There is no guarantee as to the number of shares that the Company may ultimately repurchase. The Company may suspend or discontinue the program at any time.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement“ (as such term is defined in Item 408 of SEC Regulation S-K).

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

101

The following materials for the quarter ended September 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

FIFTH DISTRICT BANCORP, INC.

Date: November 10, 2026	/s/ Amie L. Lyons
Amie L. Lyons
President and Chief Executive Officer (Duly Authorized Representative and Principal Executive Officer)

Date: November 10, 2026	/s/ Melissa C. Burns
Melissa C. Burns
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer